Form 10KSB
period 2000-12-31
TZF INTERNATIONAL INVESTMENTS INC
filed 2001-04-13
CIK 1116350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X__Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	0-31353	88-0404186
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Unit 1, 3071 No. 5 Road Richmond, B.C., Canada	V6X 2T4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 718-2188

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

State issuer's revenue for its most recent fiscal year: $1,868,276

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,897,309 as of December 31, 2000.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

The Company was incorporated under the laws of Nevada on September 14, 1998, as Sabai Sabai Enterprises, Corp, and on May 25, 2000, changed its name to T.Z.F. International Investments, Inc. As a result of various acquisitions completed during the fiscal year ending December 31, 2000, the Company has expanded rapidly. It now owns several subsidiaries and business operations in Canada and in China through which it manufactures, markets and distributes pharmaceutical and health food products. The Company's goal, through the operations of its subsidiaries, is to become a market leader in distributing domestic and imported health foods and medicines throughout China and in exporting Chinese health food products to North America and elsewhere.

Subsidiaries and Their Operations

The Company has six directly and indirectly-owned subsidiaries in China and Canada (including one subsidiary which will be indirectly owned, as to which the acquisition is still in process), through which it undertakes research and development and through which it manufactures, markets and distributes pharmaceutical and health food products. All of these acquisitions were completed during the fiscal year ending December 31, 2000. The acquisition of T.Z.F. International Herbs Investment, Inc., was completed in April, 2000. As a result, its operations were under the control of the Company for a significant portion of the year. However, the acquisitions of Tian'an Pharmacy (Xiamen) Co, Ltd., T.Z.F. International Herbs (Jiangsu) Co, Ltd. (formerly Second Factory Pharmacy ofYangheng City), and Shenzhen Tianzifu Network Technology Ltd.(and through it, the acquisition of Guangdong Hongkang Pharmaceutical Company) were not completed until December, 2000. Therefore, although the consolidated financial statements included in this report include amounts for all of these subsidiary entities, during the fiscal year ending December 31, 2000, the Company was not involved in management of the operations of any of the subsidiaries which were acquired in December, 2000.

During the fiscal year ending December 31, 2001, the Company expects to work on integrating and consolidating the operations of its various subsidiaries. It is currently contemplated that the Company's business operations will be organized as follows:

China Headquarters - Shenzhen Tianzifu Network Technology, Ltd.

Sales Center, Northern China - Shanxi Medicine Materials Supply and Marketing Company (acquisition is in process)

Sales Center, Southern China - Guangdong Hongkang Medical Company

Sales Center, North America - T.Z.F. International Herbs Investment, Inc.

Western Medicine Production Base - T.Z.F. International Herbs (Jiangsu) Co., Ltd.

Chinese Medicine Production Base - Tian'an Pharmacy (Xiamen) Co., Ltd.

Additional information regarding each of the subsidiary companies follows:

TZF International Herbs Investment, Inc.

T.Z.F. International Herbs Investment, Inc. ("TZF Herbs") is a wholly-owned subsidiary of the Company which was incorporated in 1998 under the laws of British Columbia, Canada. It is the Company's intent for TZF Herbs to serve as its North American sales center.

Through TZF Herbs, the Company owns the formula, distribution and intellectual property rights, including trademark, patent and industrial design rights, for the "Snow Lotus Tea" series products. TZF Herbs acquired those rights from Shenzhen Hungyunda Enterprises Co. Ltd. of China pursuant to an Assignment Agreement dated December 15, 1999. Prior to the execution of the Assignment Agreement, TZF Herbs was licensed to develop, market, and distribute the "Snow Lotus Tea" products in North America, but did not own the formula rights.

Snow Lotus Tea is primarily an extract of the snow lotus flower which grows in high elevations in the mountains of Tibet and neighboring Chinese provinces. It is marketed as a treatment for rheumatic and rheumatoid arthritis.

In, October, 1998, the Canadian Food Inspection Agency approved the sale of Snow Lotus Tea in Canada as a food product, and the Company is currently focusing its efforts on selling the product in two markets in Canada. One is the health food and supplements market, in which the product is being marketed as a health food supplement. The other market consists of local Traditional Chinese Medicine practitioners, Naturopathic clinics and the Chinese community throughout Canada, in which the product is considered to be a Chinese formula natural remedy for arthritis.

In the future, the Company may apply to the U.S. Food and Drug Administration for permission to sell Snow Lotus Tea as a food product in the U.S. It is not known when, or whether, the Company is likely to receive permission from the FDA to sell its product in the United States. In the future, the Company may also elect to seek approval from appropriate governmental agencies in both Canada and the U.S. to market Snow Lotus Tea as an over-the-counter medicine for the treatment of the symptoms of arthritis. However, the process of obtaining approval for sale of any product as an over-the-counter medicine is extremely time-consuming and expensive. As a result, the Company may never have the funds or other resources required to initiate that process.

The Company has filed trademark applications in the United States and Canada for the tradename "Snow Lotus."

At the present time, Beijing Zhong Jia Yi Pharmaceutical Technology Development Company produces Snow Lotus Tea under license from TZF Herbs and ships the product to Canada for sale. Since the Company has now acquired both Tian'an Pharmacy and Second Pharmacy Factory, it is anticipated that production of Snow Lotus Tea will be transferred to these facilities, thereby reducing manufacturing costs.

TZF Herbs is currently working on development of a North American sales and distribution network for Snow Lotus Tea. In the future, the Company expects to use this same sales and distribution network to distribute and sell other Chinese health food products into North America. In addition, TZF Herbs has entered into an agent agreement with a Canadian health foods producer and distributor, Trophic Health Foods Co., under which TZF Herbs will become an exclusive agent for distribution of that company's products in China.

Shenzhen Tianzifu Network Technology Ltd.

On December 31, 2000, the Company completed the purchase of all of the assets of Shenzhen Tianzifu Network Technology Ltd, ("Shenzhen Tianzifu"), a Chinese corporation. The assets acquired included Guangdong Hongkang Pharmaceutical Company which was a subsidiary of Shenzhen Tianzifu.

The registered address of Shenzhen Tianzifu is 8 south Road, Dong Men, LouHu District, Shenzhen City, GoangDong Province. It will serve as the Company's China headquarters. Iit owns one subsidiary, Guangdong Hongkang Pharmaceutical Company, directly, and has an agreement to acquire Shanzi Medicine. The Company plans to control the operations of all of its current and future subsidiaries in China through Shenzhen Tianzifu.

Currently, Shenzhen Tianzifu operates a Chinese-language health food Web site in China. Its objective, though, is to centralize the management of the entire T.Z.F. network in China and to improve its efficiency and economic scale, including that of the manufacturing, sales and marketing functions. It will seek to further expand the existing distribution network and channels of all current subsidiaries in China and will seek to carry out the T.Z.F.'s plan of building 200 chain counters and stores in the top 200 department stores national wide, 50 licensed drug stores, 60 chain stores and 20 distribution centers in selected locations in China. Furthermore, once Shenzhen Tianzifu has completed building the sales network platform domestically, it will then focus on attracting international suppliers of health food or related health care products that wish to export their products to China. It will then use this expanding international network to market Chinese health food products and herbal medicines.

Shenzhen Tianzifu will apply the computer, network and database technology that it has developed and is currently using in-house to consolidate, standardize and specialize its management and distribution systems in order to maximize operating efficiencies. It will seek to implement a Retailer Management System, an Electronic Ordering System and an Electronic Data Interchange through which it will control the organization of the chain stores. Its online network will be able to present a virtual sales platform for the eventual B2B and B2C transaction. In all, Shenzhen Tianzifu will have seven departments: marketing, merchandise, sales, information center, distribution center, general management/administration and accounting.

Guangdong Hongkang Pharmaceutical Company

Guangdong Hongkang Pharmaceutical Company is the subsidiary of Shenzhen Tianzifu. It is anticipated that Guangdong Hongkang will serve as the Company's sales center in southern China. It was formed in 1995 and is located in Meixian County in Guangdong Province. Hongkang Pharmaceutical wholesales and retails chemical pharmaceutical preparations, antibiotic pharmaceutical preparations, Chinese traditional medicine preparations and tablets and other health products throughout Southern China including Guanxi, Fujian and Hunan provinces. The Company plans to seek to expand the facilities and market share of Hongkang Pharmaceutical in order to meet the growing demand for medicines and to become a major pharmaceutical distributor and wholesaler in Southern China.

Shanxi Medicine Materials Supply and Marketing Company

Shenzhen Tianzifu has an agreement to acquire Shanxi Medicine Materials Supply and Marketing Company. As of the date of this report this acquisition was still in process. It is anticipated that Shanxi Medicine will serve as the Company's sales center in northern China. Shanxi Medicine was formed in 1988 and is currently a wholesale and retail distributor for Western and Chinese medicines, raw materials and equipment for manufacture of medicines, and medical and health facilities and equipment. It is also engaged in research and development activities. Through Shenzhen Tianzifu, the Company intends to complete the acquisition of Shanxi Medicine during calendar year 2001.

T.Z.F. International Herbs (Jiangsu) Co., Ltd.

On December 31, 2000, the Company completed the purchase of all of the assets of Second Pharmacy Factory of Yancheng City, ("Second Pharmacy"), a Chinese corporation. The assets were purchased from The People's Government of JianWu County, JiangSu Province, the People's Republic of China. The Company has changed the name of this subsidiary to T.Z.F. International Herbs (Jiangsu) Co, Ltd. ("T.Z.F. Jiangsu"). It is the Company's intent that T.Z.F. Jiangsu will serve as it's base of operation for manufacturing medicines which meet North American product standards.

The cash purchase price for the assets of Second Pharmacy was paid on our behalf by Xin Chen, one of our principal shareholders. These payments were part of a total of $5,000,000 US which Mr. Chen paid or advanced on our behalf during the fiscal year ending December 31, 2000. The funds advanced by Mr. Chen were used for a variety of purposes including being used in part for purchase of the assets of Second Pharmacy and in part for purchase of all of the issued and outstanding stock Tian'an Investments Limited, a British Virgin Islands Corporation (which was completed on or about December 21, 2000 and described in a report on Form 8K dated December 21, 2000). The advances made on our behalf by Mr. Chen were initially treated as a loan. However, on December 31, 2000, Mr. Chen agreed to convert his loan to an equity investment, and our Board of Directors authorized the issuance of shares of common stock and warrants to Mr. Chen in full satisfaction of this loan. (See ITEM 5. Other Events).

T.Z.F. Jiangsu (formerly known as Second Pharmacy Factory of Yancheng City) is a medical manufacturing plant located in Jiangsu Province. It was founded in 1971. The factory produces both pharmaceutical active ingredients and pharmaceutical preparations including chemically combined pharmaceutical active ingredients, tablets, capsules, syrups, infusion solutions and tincture solutions. Currently, it produces over 100 products, and is capable of manufacturing North American standard products.

The factory currently operated by T.Z.F. Jiangsu includes an advanced production line, an infusion production line with a capacity of 9 million bottles per year, and a capsule production line capable of producing 5 million capsules per year. It maintains a consistent program of advanced research and development, and its assay center has various testing capabilities and a sound quality assurance system. It also has four sales departments and four branch offices and sells its products throughout China.

It is the Company's intent to use the facilities and employees of T.Z.F. Jiangsu to continue to produce its current product line and to expand its production to include additional health products. The Company also intends to seek to expand the research and development operations conducted at the T.Z.F. Jiangsu facility and to seek to increase the sales volume for the products which are manufactured at its facility by expanding the sales team and linking it with the Company's existing marketing platform.

Tian'an Pharmacy (Xiamen) Co., Ltd.

On December 21, 2000, the Company acquired all of the issued and outstanding capital stock of Tian'an Investments Limited, a British Virgin Islands corporation. The sole asset of Tian'an Investments Limited is its 100% ownership of Tian'an Pharmacy (Xiamen) Co., Ltd. ("Tian'an Pharmacy"), a manufacturer of Chinese biological and herbal medicine products. Tian'an Pharmacy has a plant which is located in the Torch High Tech Development Zone of Xiamen, China, where it currently conducts research and development and produces herbal and biological medicines which its distributes and sells in China. Although Tian'an Pharmacy is capable of producing products which satisfy North American standards, it is the Company's intent that Tian'an Pharmacy will serve primarily as its base of operation for manufacturing Chinese medicines.

Tian'an Pharmacy studies, develops and manufactures herbal and biological medicines which its sells through distribution channels in China. Its operations, including a production line which was imported from Taiwan, are located in the Torch High Development Zone of Xiamen, China. The operations of Tian'an Pharmacy, and the Japonica Capsule, which is currently its principal product line, have both obtained China GMP approval. The Company believes this will be an important factor in the level of success which can be achieved for the operations of Tian'an Pharmacy because the Chinese government requires all hospitals and pharmacies in China to use GMP approved medicine or medicine produced by GMP approved companies.

At the present time, Tian'an Pharmacy produces a total of ten different herbal and biological medicines which are sold in China. Its most well known products are Japonica capsules, which are used to help increase the body's immunity function, and to treat cancer cells in the body, and bear bile capsules, which are used to treat liver diseases and high blood pressure. Research into new products and treatments is ongoing at Tian'an Pharmacy. This research focuses primarily on combining various herb resources with advanced technology to produce new herbal medicines. Linglong capsules, a new product line used to treat liver cancel cells, are currently under final development and are expected to receive approval from the Chinese government during 2001.

Research into new products is ongoing at Tian'an Pharmacy. This research is focused on studying, developing and producing herbal medicines which will be intended to be marketed and sold in China and in North America.

Risk Factors

An investment in the outstanding securities of the Company should be considered to be risky. The following discussion of risk factors is not intended to provide an exhaustive list of all of the risks which may be associated with an investment in the Company. Any person considering such an investment should carefully consider all of the risks involved, including, but not limited to, the risk factors discussed below, before making an investment decision.

Limited Operating History. The Company was formed in December, 1998, and itself has no operating history or revenues from operations. On April 30, 2000, it acquired all of the issued and outstanding stock of TZF International Herbs Investment, Inc, and in December, 2000, it acquired Tian'an Pharmacy, TZF International Herbs (Jiangsu) Co, Ltd., and Shenzhen Tianzifu Network Technology, Ltd. Although several of the entities acquired by the Company have established a profitable operating history, there is no assurance the Company will be able to successfully manage and integrate their operations or that they will continue to be profitable. As a result, the Company faces all of the risks inherent in a new business venture, including all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

No Market for Stock. At the present time, there is no public market for the Company's common stock and there is no assurance that a market will develop in the future. Although the Company intends to take steps to have its shares approved for trading on the OTC Bulletin Board, there is no assurance that it will be successful. Even if a market should develop in the future, there is no assurance that it will be maintained. Thus, persons who purchase shares of the Company may find it to be difficult or impossible to liquidate their investment, because of the lack of a market or the difficulty in maintaining a market. There is currently no person or entity which is obligated to make or maintain a market in the Company's shares.

Need for Additional Financing. The Company will require substantial additional funds to continue its acquisition and market expansion plans. Although the Company's Chairman, Mr. Xin Chen, has previously provided substantial funds to the Company to assist in completion of acquisitions, and has indicated a willingness and ability to provide some additional funds to the Company in the future until the Company is in a position to raise funds from external sources, he is not obligated to provide additional funds in the future and there is no assurance that he will be able to do so. Likewise, there is no assurance that the Company will be able to raise funds from external sources when it seeks to do so. Therefore, no assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company would be required to delay, trim or eliminate its expansion plans, its research and product development programs or other programs or services which are currently part of the business plan, or may be required to alter the business plan, which is likely to have a material adverse effect on the Company.

Dependence on Key Personnel. The success of the Company will depend to a significant degree upon the ability of its senior management personnel to integrate and consolidate the operations of its various subsidiaries. It will also depend to a significant degree on the Company's ability to retain and integrate a substantial number of the management personnel previously employed by its subsidiaries. Significant disruption in the Company's operations would occur if it is not able to retain its senior management personnel and to fully integrate and develop cooperation between the separate management personnel of each of its subsidiaries. The Company does not currently have employment contracts with any of its senior management personnel. As a result, those persons could elect to terminate their employment with the Company at any time.

Governmental Regulation. There are substantial regulations applicable to the import and export of goods and relating to advertising and sale of food products or over-the-counter medicines both in North America and in China. The Company believes that it currently has all of the necessary permits to manufacture and sell its existing products in China. However, as it seeks to develop new products and to expand its marketing and distribution networks both in China and in North America, it is likely to encounter additional regulations. Although it is the Company's intention to comply with all applicable governmental regulations in every country in which it conducts operations, there is no assurance that it will be able to do so. There is also no assurance that the applicable regulations in the various countries in which the Company seeks to operate will be consistent. Finally, there is no assurance that the Company will have the resources necessary to comply with certain regulations such as those required to seek approval to sell certain of its products in the U.S., Canada, or other countries as over-the-counter medicine. The process of obtaining approval for sale of any product as an over-the-counter medicine is extremely expensive and time-consuming.

Patent or Copyright Protection. The Company's success will depend upon its ability to obtain patents, obtain exclusive rights to patents, maintain trade secret protection and operate without infringing upon the proprietary rights of third parties. The Company has attempted to protect its products and technologies through a combination of patent and trade secret laws and will continue to do so in the future. There can be no assurance that the Company's efforts will be successful or that competitors will not develop functionally equivalent or superior products or technology that does not infringe the Company's patents or trade secrets. Accordingly, the Company may be vulnerable to competitors which develop competing products or competing technology, whether independently, or as a result of acquiring access to the Company's trade secrets.

Competition. Until recently, the Chinese health food market (including manufacturing as well as wholesale and retail distribution and sales) has not been open to foreign investors and the Company does not believe that there are currently any national chain stores or other national outlets for the distribution and sale of Chinese health food products in all regions of China. However, it is believed that the domestic China health food market will open to foreign competition soon after China joins the World Trade Organization (W.T.O.). As a result, it is anticipated that many large foreign competitors are likely to seek to enter the Chinese market in the near future. The expected increase in foreign competition, combined with competition from both existing and newly established domestic entities, will make the Chinese health food market extremely competitive. The Company hopes to create a competitive edge for itself in China by quickly establishing a large distribution network for its health food products. It has obtained government approval to establish health food counters in up to 200 department stores in China and up to 50 pharmacy stores in the province of Shanxi, as well as approvals to establish up to 20 pharmaceutical and health food sales centers and up to 60 health food stores for sale of both Chinese and North American products. In addition to its plans to expand its distribution network in China, the Company also intends to seek to expand its operations and increase sales of its Chinese health food products in North America. There is no assurance that the Company will be able to complete its expansion plans or that it will be able to compete effectively in China against both domestic and foreign competition. Likewise, since the Company has only a limited operating history with little revenue from its current operations in North America, there is no assurance it will able to effectively introduce and sell its Chinese health food products in the North American market.

Research and Development. The Company will be required to expend a significant amounts of money on research and development expenses in order to develop new products improve the market acceptance of its existing products. There is no assurance that it will have sufficient capital to fund all desired research and development activities or that the research and development activities its does conduct will lead to the creation of new products. is necessary in order to In order to be successful in the market for sale of pharmaceutical and health food products, the Company will be required to

Market Acceptance. Many Chinese health food products are not currently widely used outside of China. There is no assurance that the Company's products, if approved for sale in the North American market and other countries as either food products or over-the-counter medicines, will achieve market acceptance. The extent of acceptance of the Company's products by consumers and by persons in the healthcare industry will depend upon a number of factors, including, but not limited to, recognition of the efficacy of the product, product availability, brand name recognition, the availability and cost of competitive products, relative safety and efficacy of competitive products, and the like. There is no assurance that the Company's products will be successful in achieving market acceptance as either a food product or as an over-the-counter medicine.

Potential Product Liability. Testing and proposed commercialization of food products and human therapeutic products involves inherent risk of product liability claims and associated adverse publicity. There can be no assurance that the Company will be able to obtain or maintain sufficient insurance coverage on acceptable terms with coverage which is adequate to provide necessary protection. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, could prevent or inhibit the commercialization of the Company's potential products.

Manufacturing Uncertainties. The Company's ability to commercialize its products will depend upon its ability to manufacture such products, either directly or through third parties, at a competitive cost and in accordance with any applicable regulatory requirements. The Company's products must be manufactured in commercial quantities at an acceptable cost and with sufficient quality, consistency, purity and stability to make them marketable. If the Company is unable to make manufacture its products in sufficient quantities and at a competitive cost, either in its own manufacturing facilities or through contracting with third parties, it would have a material adverse affect upon the Company's business and potential profitability.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at Unit 1, 3071 No. 5 Road, Richmond, B.C., Canada V6X 2T4. The Company's telephone number there is (604) 718-2188. Other than this mailing address, the Company does not maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays rent in the amount of CAD $3,300 (approximately $2,220 U.S. dollars) per month for the use of this office space. The lease is for three years, and commenced on July 1, 1999.

The operations of Tian'an Pharmacy are located in a 7,100 square meter building in the Torch High Development Zone of Xiamen, China.

The operations of T.Z.F. International Herbs (Jiangsu) Co., Ltd. (formerly Second Factory Pharmacy) are located in a 20,000 square meter building in Yancheng City in Jiangsu Province. It's facility includes a factory area of 20,000 square meters and office area of 8,500 square meters.

The facilities of Shenzhen Tianzifu Network Technology Ltd., are located at 8 South Road, Dong Men, LouHu District, Shenzhen City, GuangDong Province. Its subsidiary, Shanxi Medicine Materials Supply Company occupies 700 square meters of office space and an 800 square meter warehouse in Taiyuan City in Shanxi Province.

ITEM 3. LEGAL PROCEEDINGS.

Expediter Sales Ltd. ("Expediter") has filed suit against T.Z.F. International Herbs Investments, Inc., alleging a breach of contract and misrepresentation. Expediter is seeking damages for alleged loss of profits, loss of business and goodwill, misrepresentation, set-up expenses and the alleged wrongful use of Expediter's name. Further, Expediter is seeking an injunction to prevent the T.Z.F. Herbs from selling herbal tea in Canada. TZF claims that it terminated its contract with Expediter as a result of non-performance. TZF Herbs intends to vigorously defend this suit and has filed a counterclaim against Expediter for collection of outstanding debts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2000, there was not currently a public trading market for the Company's shares. As of December 31, 2000, the Company's securities were held of record by a total of approximately 48 persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward Looking Statements. Certain statements contained in this report, including statements in the following discussion of the Company's Plan of Operation, which are not statements of historical fact are what are known as "forward looking statements," which are basically statements about the future, and which for that reason, involve risk and uncertainty, since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," "goal" and "objective" often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements of our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.

Background. The Company's business plan is to build a vertically and horizontally integrated network of health food distribution centers and retail counters in China that will sell products both under the T.Z.F. brand name and under other Chinese and Western brand names. The Company also intends to introduce several of its Chinese health food products to the North American market.

During the fiscal year ended December 31, 2000, the Company completed five acquisitions and entered into a contract for a sixth acquisition. The acquisition of T.Z.F. International Herbs Investment, Inc., a British Columbia corporation, was completed in April, 2000. As a result, its operations were under the control of the Company for a significant portion of the year. However, the acquisitions of Tian'an Pharmacy (Xiamen) Co, Ltd., T.Z.F. International Herbs (Jiangsu) Co, Ltd. (formerly Second Factory Pharmacy ofYangheng City), and Shenzhen Tianzifu Network Technology Ltd.(and through it, the acquisition of Guangdong Hongkang Pharmaceutical Company) were not completed until December, 2000. Therefore, during the fiscal year ended December 31, 2000, the Company was not involved in management of the operations of any of these subsidiaries.

Finally, during the 2000 fiscal year, the Company entered into a contract to acquire Shanxi Medicine Materials Supply and Marketing Company. As of the date of this report this acquisition was still in process. Through its subsidiary, Shenzhen Tianzifu, the Company intends to complete the acquisition of Shanxi Medicine during 2001.

The Company believes that, on an overall basis, the operations of its subsidiaries will be profitable during the fiscal year ending December 31, 2001. However, the Company plans to work on enhancing and improving its profitability during the year through integration of the operations of its 6 subsidiaries. It also intends to seek to facilitate the establishment of a public trading market for its outstanding common stock and to seek to raise approximately US $68 million in additional capital to be used to expand the operations of its subsidiaries. There is no assurance that the funds the Company intends to raise will be available on any basis, or that they will be available on terms on conditions satisfactory to the Company.

Plan of Operations. The Company plans to invest a total of up to US $68 million into its subsidiaries by the end of 2001. These funds are expected to be raised in two traunches through private placement of securities, public financings and/or loans or additional investments from existing shareholders. The Company intends to seek to raise the first traunchUS $8 million prior to the end of May, 2001, and to raise an additional US $60 million prior to the end of 2001.

The Company has allocated the US $68 million in the following approximate amounts:

    US $17.7 million for working capital, and payment of financing and management costs; investment in T.Z.F. Herbs for product promotion, advertising and distribution expenditures; and for establishing a research and development laboratory in Canada.

    US $6.1 million to be investing in Shanxi Medicine to establish 50 retail outlets in Shanxi province (each requiring an estimated initial investment of approximately US $ 100,000) for which the Company has received government approval, and one distribution center requiring an initial investment of approximately US $1,000,000.

    US $3.3 million to be invested in Guangdong Hongkang Medical to establish 20 wholesale outlets (each requiring an estimated initial investment of approximately US $50,000)

    US $6.6 million to be invested in Tian'an Pharmacy for payment of research and development expenses and for payment of marketing expenses for its new product for liver cancer therapy (Linglong Capsules).

    US $9.2 million to be invested in T.Z.F. International Herbs (Jiangsu) Co. Ltd. for plant expansion to increase capacity, payment of research and development expenses and for expenses related to expansion of its distribution network.

    US $24.56 million to be invested in Shenzhen Tianzifu primarily for payment of costs associated with establishing sales counters in 200 department stores in China (each requiring an estimated initial investment of approximately $US $50,000), and for payment of costs associated with establishing 60 retail stores for sale of both Chinese and North American brands. The Company has received government approval for establishing both the sales counters and the retail stores.

There is no assurance that the Company will be able to raise all, or any substantial portion the of funds required to carry out its plan of operations for fiscal 2001. In the event the Company is not able to raise all, or a substantial portion of the funds, it will be required to limit its expansion plans, and to substantially modify its plan of operations.

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

Index to Financial Statements - December 31, 2000 and December 31, 1999.

i) Independent Auditors' Report - T.Z.F. International Investments, Inc., (formerly Sabai Sabai Enterprises Corp.)

ii) T.Z.F. International Investments, Inc., (formerly Sabai Sabai Enterprises Corp.), Consolidated Balance Sheets, December 31, 2000 and 1999

iii) T.Z.F. International Investments, Inc., (formerly Sabai Sabai Enterprises Corp.), Consolidated Statements of Operations

iv) T.Z.F. International Investments, Inc., (formerly Sabai Sabai Enterprises Corp.), Consolidated Statements of Cash Flows, from date of inception on September 15, 1998, to December 31, 2000

v) T.Z.F. International Investments, Inc., (formerly Sabai Sabai Enterprises Corp.), Schedule of Balance Sheet Items as at December 31, 2000

vi) T.Z.F. International Investments, Inc., (formerly Sabai Sabai Enterprises Corp.), Consolidated Statement of Changes in Stockholders' Equity, from date of inception on September 15, 1998, to December 31, 2000

vii) T.Z.F. International Investments, Inc., (formerly Sabai Sabai Enterprises Corp.), Notes to Consolidate Financial Statements

INDEPENDENT AUDITOR'S REPORT

To the Directors and Stockholders of T.Z.F. International Investments, Inc. (formerly Sabai Sabai Enterprises Corp.) (A Nevada Corporation) (A Development Stage Company)

We have audited the Consolidated Balance Sheet of T.Z.F. International Investments, Inc. (formerly Sabai Sabai Enterprises, Corp.) (A Nevada Corporation) (A Development Stage Company) and subsidiaries as of December 31, 2000, and the related Consolidated Statements of Operations, Cash Flows and Changes in Stockholders' Equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for subsidiary companies in China were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for subsidiary companies, is based on the report of the other auditors. We attended at the subsidiary operations in China and conducted such audit tests and examinations as we considered necessary. The financial statements of T.Z.F. International Investments, Inc. (formerly Sabai Sabai Enterprises, Corp.) as of December 31, 1999, were audited by other auditors whose report dated February 4, 2000, expressed an unqualified opinion on these statements, except that they added a going concern assumption stating that the Company will require an infusion of capital to sustain itself. This going concern assumption and cash infusion requirement does not apply as at December 31, 2000.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T.Z.F. International Investments, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles (GAAP).

Moen and Company

Chartered Accountants

Vancouver, British Columbia

February 28, 2001

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(Formerly Sabai Sabai Enterprises Corp.)

(A Nevada Corporation)

Consolidated Balance Sheets

December 31, 2000 and 1999

(In US Dollars)

	2000	1999
ASSETS
Current assets
Cash and cash equivalents (note 3)	$1,668,711	$ 54,370
Accounts receivable (note 4)	5,204,977	-
Prepaid expenses and deposits (note 5)	34,684	-
Subscriptions receivable (note 6)	406,434	-
Short-term investment - secured (note 29)	1,354,293	-
Inventories, at lower cost or market (note 7)	1,244,642	-
TOTAL CURRENT ASSETS	9,913,741	54,370
Investment in Guangdon Hongkang Medical Co. (note 8)	532,044	-
Fixed Assets - Schedule A	5,876,615	-
Intangible Assets - Schedule A	4,140,910	-
Goodwill, at cost - (note 12)	1,206,554	-
TOTAL ASSETS	$21,669,864	$ 54,370
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank loans - secured (note 18)	$1,579,202	$ -
Accounts payable and accrued (note 15)	2,750,430	500
Payable on acquisition of Shenzhen Tianzhifu Network Technology, Ltd. (note 1)	518,590	-
Management fees payable (note 16)	150,004	-
Due to related parties, unsecured, non interest bearing, with no specific terms of repayment (note 17(b))	515,053	-
TOTAL CURRENT LIABILITIES	5,513,279	500
Long-term Liabilities
Long-term (note 19)	306,138	-
Deferred liabilities - pension (note 24)	212,562	-
	518,700	-
Stockholders Equity
Capital stock (note 20)
Authorized, 100,000,000 common shares at $0.0001 par value; issued, 35,897,309 common shares (1999 - 1,600,000 shares) - par value	3,590	1,600
Paid in capital in excess of par value of stock	15,225,943	60,900
Retained earnings (deficit), accumulated during the development stage	403,969	(8,630)
Cumulative translation (note 2)	4,383	-
	15,637,885	53,870
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,669,864	$ 54,370

See accompanying notes and independent auditors' report.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(Formerly Sabai Sabai Enterprises Corp.)

(A Nevada Corporation)

Consolidated Statements of Operations

(In US Dollars)

	Cumulative from Inception Date of Sep. 15, 1998 to December 31, 2000	Quarter ended December 31, 2000	Quarter ended December 31, 1999	Year ended December 31, 2000	Year ended December 31, 1999
Revenue
Sales	$1,868,276	$1,595,677	$ -	$1,868,276	$ -
Cost of sales	887,649	618,131	-	887,649	-
	980,627	977,546	-	980,627	-
Other income	228,420	226,549	598	227,464	956
	1,209,047	1,204,095	598	1,208,091	956
Administration costs	552,678	34,294	846	543,092	8,471
Stock-based compensation	252,400	-	-	252,400	-
	805,078	34,294	846	795,492	8,471
Profit (loss) for the period	$403,969	$1,169,801	$ (248)	$ 412,599	$ (7,515)
Basic and diluted profit per share		$ 0.04	$ (0.00)	$ 0.02	$ (0.00)
Weighted average number of common shares used to compute profit per share
Basic and Diluted		29,153,909	6,000,000	17,717,212	6,000,000

See accompanying notes and independent auditors' report.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(Formerly Sabai Sabai Enterprises Corp.)

(A Nevada Corporation) (A Development Stage Company)

Consolidated Statement of Cash Flows

(In US Dollars)

	Cumulative from Inception Date of Sep. 15, 1998 to December 31, 2000	Quarter ended December 31, 2000	Quarter ended December 31, 1999	Year ended December 31, 2000	Year ended December 31, 1999
Cash derived from (used for)
Operating Activities
Profit (loss) for the period	$ 403,969	$1,169,801	$ (248)	$ 412,599	$ (7,515)
Items not requiring use of cash
Depreciation	13,951	8,089	-	13,591	-
Stock-based compensation	252,400		-	252,400	-
Cumulative translation	4,383	3,811	-	4,383	-
Changes in non-cash working capital items
Accounts receivable	(5,204,977)	(4,910,754)	-	(5,204,977)	-
Prepaid expenses and deposits	(34,684)	(29,300)	-	(34,684)	-
Inventories	(1,244,642)	(1,244,642)	-	(1,244,642)	-
Subscriptions receivable	(406,434)	(3,812)	-	(406,434)	-
Accounts payable and accrued	2,750,430	2,661,350	500	2,749,930	126
Advances on inventory purchase		102,511	-	-	-
	(3,465,964)	(2,242,946)	252	(3,457,834)	(7,389)
Financing activities
Issuance of shares for cash	7,605,801	5,264,000	-	7,543,301	60,000
Net gain on acquisition	3,333,103	3,333,103	-	3,333,103	-
Management fees payable	150,004	(35,720)	-	150,004	-
Payable on acquisitions	518,590	518,590	-	518,590	-
Bank loans	1,579,202	1,579,202	-	1,579,202	-
Long-term debt	306,138	306,138	-	306,138	-
Deferred liabilities, pension	212,562	212,562	-	212,562	-
Due to related parties	515,053	(394,641)	-	515,053	-
	14,220,453	10,783,234	-	14,157,953	60,000
Investing activities
Fixed assets required	(5,890,206)	(5,809,083)	-	(5,890,206)	-
Intangible assets	(102,681)	(102,681)		(102,681)
Goodwill	(1,206,554)	(1,206,554)	-	(1,206,554)	-
Investment in Hongkang	(532,044)	(532,044)	-	(532,044)	-
Short-term investment	(1,354,293)	(1,354,293)	-	(1,354,293)	-
Deposits on proposed acquisitions		1,824,924	-	-	-
	(9,085,778)	(7,179,731)	-	(9,085,778)	-
Cash, increase during the period	1,668,711	1,360,557	252	1,614,341	52,611
Cash, beginning of period		308,154	54,118	54,370	1,759
Cash, end of period	$1,668,711	$1,668,711	$ 54,370	$1,668,711	$ 54,370

See accompanying notes and independent auditors' report.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(Formerly Sabai Sabai Enterprises Corp.)

(A Nevada Corporation)

Schedule of Balance Sheet Items

As at December 31, 2000

(In US Dollars)

	Cost	Accumulated Depreciation	Net
Fixed Assets
Deferred lease expense	$ 3,556	$ -	$ 3,556
Fixed assets of operating companies
- note 9	2,861,731	756,756	2,104,975
- note 10	239,261	-	239,261
Construction in progress - Note 11	1,918,374	-	1,918,374
Rights of use of land		-
Tianan	370,508	-	370,508
TZF Jiangsu	1,239,941	-	1,239,941
	$6,633,371	$ 756,756	$5,876,615
Intangible Assets
Technology rights - note 14			$4,038,229
Deferred costs - Note 13			102,681
			$4,140,910

See accompanying notes and independent auditors' report.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(Formerly Sabai Sabai Enterprises Corp.)

(A Nevada Corporation) (A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity

From Date of Inception on September 15, 1998 to December 31, 2000

(In US Dollars)

	Number of common shares	Par value	Additional paid-in capital	Total Capital Stock	Deficit accumulated during the development stage	Cumulative Translation	Total stockholders' equity
9/25/98 issuance of common stock for cash	1,000,000	$1,000	$1,500	$2,500			$2,500
Net loss for the year ended December 31, 1998					(1,115)		(1,115)
Balance, December 31, 1998	1,000,000	1,000	1,500	2,500	(1,115)		1,385
2/17/99 issuance of common stock for cash	600,000	600	59,400	60,000			60,000
Net loss for the year ended December 31, 1999					(7,515)		(7,515)
Balance, December 31, 1999	1,600,000	1,600	60,900	62,500	(8,630)		53,870
4/30/00 cancellation of common stock and transfer of par value to paid-in capital	(1,000,000)	(1,000)	1,000
Balance, April 30, 2000 before forward split	600,000	600	61,900	62,500	(8,630)		53,870
5/15/00 10 to 1 forward split	6,000,000	600	61,900	62,500	(8,630)		53,870
5/15/00 issuance of common stock for services	250,000	25	252,375	252,400			252,400
5/15/00 issuance of common stocks for the BC Company	18,451,843	1,845	5,351,087	5,352,932			5,352,932
7/4/00 issuance of common stock for cash	340,000	34	343,216	343,250			343,250
9/30/00 issuance of common stock for cash	615,466	62	621,286	621,348			621,348
10/19/00 issuance of common stock for cash	10,000	1	10,999	11,000			11,000
11/19/00 issuance of common stock for cash	230,000	23	252,977	253,000			253,000
12/28/00 issuance of common stock for debt	10,000,000	1,000	4,999,000	5,000,000			5,000,000
Net profit for the year ended December 31, 2000					412,599		412,599
Negative goodwill - gain on acquisition TZF Jiangsu - note 1			3,333,103	3,333,103			3,333,103
Cumulative translation						4,383	4,383
Balance, December 31, 2000	35,897,309	$3,590	$15,225,943	$15,229,533	$403,969	$4,383	$15,637,885

See accompanying notes and independent auditors' report.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(Formerly Sabai Sabai Enterprises Corp.)

(A Nevada Corporation) (A Development Stage Company)

NOTES TO CONSOLIDATED STATEMENTS

December 31, 2000

(In U.S. Dollars)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on September 15, 1998, as Sabai Sabai Enterprises, Corp.

Pursuant to a stock purchase agreement March 30, 2000, T.Z.F. International Herbs Investment Inc., ("BC Company") purchased 1,000,000 shares of the issued and outstanding common stock of the Company. These shares were purchased in anticipation of the subsequent completion of a share exchange transaction between the Company and the BC Company. In conjunction with completion of the share exchange transaction, these shares were cancelled effective April 30, 2000 and as a result the amount of the par value of $1,000 was transferred to paid-in capital.

Pursuant to the terms of the share exchange, the Company acquired all of the issued and outstanding stock of the BC Company in exchange for the issuance of 18,451,843 shares of its authorized but previously unissued shares of common stock, which shares were valued at $5,352,932 for purposes of theacquisition. Assets and liabilities of the BC Company at the date of acquisition on April 30, 2000, were as follows:

Assets
Cash and short-term deposits	$1,040,372
Accounts receivable	13,217
Capital stock subscriptions receivable	374,546
Prepaid expense and deposit	5,382
Inventories	206,532
Deferred lease expense, net of amortization	5,047
Fixed assets, net	59,927
Intangible assets, technology rights	4,038,229
5,743,252
Liabilities
Accounts payable and accrued	114,917
Accrued payroll deductions payable	45,767
Management fees payable	168,205
Due to related parties	60,755
389,644
Net assets including cumulative translation	5,353,608
Cumulative translation, included in above, booked in stockholders' equity of Sabai Sabai	(676)
Net value in exchange for 18,451,843 common shares of Sabai Sabai and net equity on date of acquisition of the BC Company	$5,352,932

In May 2000, the Company completed a 10:1 forward split of its outstanding stock. This forward split increased the number of issued and outstanding shares from 600,000 (1,600,000 previously outstanding less the 1,000,000 shares which were cancelled) to 6,000,000. Subsequent to completion of the share exchange on April 30, 2000, the BC Company (the Company's wholly-owned subsidiary) received subscriptions for 340,000 additional shares. The Company elected to convert such shares to shares of its own common stock on the same terms as it completed the share exchange. Therefore, effective as of July 4, 2000, the Company issued 340,000 additional shares in exchange for shares of the BC Company. In May 2000, following completion of the forward split the Company authorized the issuance of 250,000 restricted shares as compensation for consulting services at a price of CAD$1.50 per share to the following:

Name	Number of Shares	Consideration Cad$	Equivalent to US$
Robert Gelfand	50,000	$ 75,000	$ 50,480
Fred Fisher	200,000	$300,000	$201,920
	250,000	$375,000	$252,400

T.Z.F. International Herbs Investment Inc., which is now a wholly-owned subsidiary of the Company, owns the formula and all distribution and intellectual property rights, including trademark, patent and industry design rights, for Snow Lotus Tea products. The Company and its wholly-owned subsidiary, the BC Company, are both based in Richmond, British Columbia, Canada.

On December 21, 2000, the BC Company acquired 100% of issued and outstanding shares of Tianan Investment Limited ("Tian'an"), a British Virgin Islands company with an office in Hong Kong, for the total price of HK$21,500,000 (US$2,758,847), which was paid in cash in three installments. The BC Company paid the first installment totaling HK $6,638,318.09 (approximately US $851,100) in two parts, on July 7 and July 10, 2000. The second installment of HK $6,261,681.91 (approximately US $802,800), and the final installment of HK$8,600,000.00 (approximately US $1,104,947), which were paid on October 20, 2000 and December 20, 2000, respectively, were both paid by Xin Chen, one of the principal shareholders.

The sole asset of Tian'an is its 100% ownership of Tian'an Pharmacy (Xiamen) Co., Ltd. ("Tian'an Pharmacy"), a manufacturer of Chinese biological and herbal medicine products. Tian'an Pharmacy has a plant which is located in the Torch High Tech Development Zone of Xiamen, China, where it currently conducts research and development and produces herbal and biological medicines which its distributes and sells in China. As a result of the closing of this purchase transaction, Tian'an became our wholly-owned subsidiary.

Assets and liabilities of Tianan at the date of acquisition on December 21, 2000, were as follows:

ASSETS
Cash and cash equivalents	$103,910
Accounts receivable, trade	198,910
Short-term loans	831,875
Prepaid expense and deposit	5,069
Inventories	449,147
Deferred expense, net of amortization	27,957
Fixed assets, net of amortization	1,405,851
Rights of use land - 50 years	370,508
3,393,227
LIABILITIES
Accounts payable, trade	9,921
Accounts payable, others	42,176
Taxes payable	33,222
Deferred liabilities, pension	212,562
Bank loan	483,676
781,557
NET ASSETS	2,611,670
Goodwill on acquisition	147,177
Total cash payments on acquisition	$2,758,847

On December 31, 2000, the Company completed the purchase of all of the assets of T.Z.F. International Herbs (Jiangsu) Co. Ltd. ("TZF Jiangsu") (formerly Second Pharmacy Factory of Yancheng City), ("Second Pharmacy"), a Chinese corporation. The assets were purchased from The People's Government of JianWu County, JiangSu Province, the People's Republic of China. The purchase was completed pursuant to the terms of an Acquisition and Investment Agreement dated September 12, 2000.

In accordance with the Acquisition and Investment Agreement, the purchase price was a total of RMB14,000,000.00 (US $1,786,591), which was paid in cash in two installments, plus assumption of liabilities totaling approximately RMB400,000 (approximately US$48,000). The first cash installment totaling RMB3,000,000.00 (approximately US $362,000) , was paid on September 18, 2000. The second cash installment of RMB11,000,000.00 (approximately US $1,376,591) was paid in two parts, on November 22 and November 28, 2000. The purchase price for the assets of TZF Jiangsu was determined through arms length negotiation with the seller.

The cash purchase price for the assets of TZF Jiangsu was paid on our behalf by Xin Chen, one of the principal shareholders. These payments were part of a total of US$5,000,000 which Mr. Chen paid or advanced on behalf of the Company during the fiscal year ended December 31, 2000.

The assets of TZF Jiangsu consist primarily of an automated assembly line used for the production of various pharmaceutical products. The Company will continue to use them for the production of pharmaceutical products and to seek to expand and improve the operations.

In addition to payment of the initial purchase price of RMB14,000,000 for purchase of the existing assets of TZF Jiangsu, the Acquisition and Investment Agreement contemplates that during the next three years we will invest an additional sum of RMB14,000,000 in fixed assets, technological improvements, research and development and marketing in order to improve and expand the operations of TZF Jiangsu. In return for the Company's commitment to make this additional capital investment, the seller, The People's Government of JianWu County, JiangSu Province, the People's Republic of China agreed to grant the Company various incentives, including rent free occupancy of certain new plant space for 50 years, an agreement to refund certain Value Added Tax for 3 years, a 100% exemption from income taxes for three years commencing in 2001, a 50% exemption from income taxes for an additional 3 years thereafter, an exemption from the Industrial and Commercial Administration Charge and other industry fees for one year, and an exemption from a variety of other fees and surcharges during the period that the new plant space is under construction.

Assets and liabilities of TZF Jiangsu at the date of acquisition on December 31, 2000, were as follows:

ASSETS
Cash and cash equivalents	$1,005,456
Accounts receivable, trade	1,675,847
Accounts receivable, others	701,927
Short-term loans	79,095
Inventories	861,460
Construction in progress	1,918,374
Fixed assets, net of amortization	548,421
Fixed assets, other	239,261
Rights of use of land - 50 years	1,239,942
8,269,783
LIABILITIES
Accounts payable, trade	913,669
Accounts payable, others	350,001
Taxes payable	389,934
Payroll and payroll deductions payable	94,821
Long-term liabilities	306,138
Bank loans	1,095,526
3,150,089
NET ASSETS	5,119,694
Gain - negative goodwill on acquisition added to paid-in capital in these financial statements	3,333,103
Total cash payments on acquisition	$1,786,591

By an Acquisition and Investment Agreement dated December 31, 2000, the Company completed the purchase of all of the assets of Shenzhen Tianzifu Network Technology Ltd., ("Shenzhen TZF Net") (formerly Shenzhen Xinhaihu Industry Trading & Development Co., Ltd.), a Chinese corporation, and including its subsidiary, Meixian County Hengkang Pharmaceutical Company. The purchase price is $3,000,000, of which, $2,481,410 was paid, the balance of $518,590 is recorded as payable on acquisition as a current liability in these financial statements.

The major businesses of Shenzhen TZF Net are pharmaceutical businesses in China, materials supply, computer network software and hardware development, and business information consulting or organization.

Shenzhen TZF Net. owns and operates a major health food and medicine online sales network through which Chinese products are marketed and brand products from North America and the rest of the world will be distributed under licenses. It also serves as T.Z.F's China headquarters, as it owns one subsidiary directly, which is Meixian County Hengkang Pharmaceutical Company, and will control the operations of all current and future T.Z.F. subsidiaries in China.

Currently, Shenzhen TZF Net operates a Chinese-language health food Web site. Its objective, though, is to centralize the management of the entire T.Z.F. network in China and to improve its efficiency and economic scale, including that of the manufacturing, sales and marketing functions. It will further expand the existing distribution network and channels of all current subsidiaries in China with its competitive edge and unique resources. It will carry out the T.Z.F.'s plan of building 200 chain counters and stores in the top 200 major department stores national wide, 50 licensed drug stores, 60 chain stores and 20 distribution centers in selected locations in China. Furthermore, once Shenzhen TZF Net has completed building the sales network platform domestically, it will then focus on attracting international suppliers of health food or related health care products that wish to export their products to China. It will then use this expanding international network to market Chinese health food products and herbal medicines. Eventually, Shenzhen TZF Net will be the flagship operation of an effective, competitive and profitable China-North America network.

Shenzhen TZF Net will apply the computer network and database technology that it has developed and is currently using in-house to consolidate, standardize and specialize its management and distribution systems in order to maximize operating efficiencies. It will implement a Retailer Management System, an Electronic Ordering System and an Electronic Data Interchange. Network Technology's head office will control the organization of the chain stores. Its online network will be able to present a virtual sales platform for the eventual B2B and B2C transaction. In all, Shenzhen TZF Net will have seven departments: marketing, merchandise, sales, information center, distribution center, general management/administration and accounting.

Meixian County Hengkang Pharmaceutical Company, is a wholly owned subsidiary of Shenzhen TZF Net. It was formed in 1995 and is located in Meixian County in Guangdong Province. It has a staff of 60 and is one of a few pharmaceutical wholesalers/retailers (out of 990 wholesale enterprises and 3,760 retailers) in Guangdong Province to meet the GSP requirements. Hengkang Pharmaceutical wholesales and retails chemical pharmaceutical preparation, antibiotic pharmaceutical preparations, Chinese traditional medicine preparations, Chinese traditional medicine tablets and health products throughout Southern China including Guanxi, Fujian and Hunan provinces. Hengkang Pharmaceutical plans to expand its facilities and market share in order to meet the growing demand for medicines and to become a major pharmaceutical distributor and wholesaler in Southern China.

Assets and liabilities of Shenzhen TZF Net at the date of acquisition on December 31, 2000, were as follows:

ASSETS
Cash and cash equivalents	$ 416,994
Accounts receivable, trade	274,132
Short-term loans	517,487
Short-term investment	1,354,293
Inventories	12,033
Prepaid expenses	23,260
Fixed assets, net of amortization	78,193
Investment in subsidiary, Meixian Pharmaceutical Company	532,044
Deferred website development costs	74,724
3,283,160
LIABILITIES
Accounts payable, trade	6,829
Accounts payable, others	1,183,904
Taxes payable	151,804
1,342,537
NET ASSETS	1,940,623
Goodwill on acquisition (note )	1,059,377
Total payments required on acquisition	$3,000,000
Amounts paid by December 31, 2000	2,481,410
Amount unpaid at December 31, 2000, recorded as a current liability in these financial statements	$ 518,590

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, T.Z.F. International Herbs Investment Inc., Tianan Investment Limited (and its wholly-owned subsidiary Tianan Pharmacy (Xiamen) Co. Ltd.), TZF International Herbs (Jiangsu) Co. Ltd. and Shenzhen Tianzhifu Network Technology Ltd. All significant intercompany transactions and balances have been eliminated.

Basis of presentation

These consolidated financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States ("USGAAP).

Development stage company

The accompanying consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises".

Business Combinations

The Company uses the Purchase Method in accounting for its acquisitions and amortizes goodwill over a twenty-year period.

Goodwill will be subject to review for impairment. This review would be at the lowest reporting level or levels that include the acquired business (i.e., the reporting unit). Goodwill would be considered impaired and subject to write-down if the fair value of the reporting unit's goodwill is less than its carrying amount. The fair value of goodwill would be determined by subtracting the fair value of the recognized net assets of the reporting unit (excluding goodwill) from the fair value of the reporting unit. The amount of the impairment would be the difference between the carrying amount and the fair value of the goodwill.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consists of cash on deposit and highly liquid short-term interest bearing securities with a maturity at the date of purchase of three months or less.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation's policy is to recognize the costs of compensated absences when paid to employees.

Net earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilution effects on net loss per share are excluded.

Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2000 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Fixed assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded on the following rates, based upon the useful life of the assets.

Office equipment	- 20% per annum on the declining balance basis
Leasehold improvement	- allocated on a straight-line basis over the term of lease
Vehicles	- 30% per annum on the declining balance basis
Computer equipment	- 30% per annum on the declining balance basis
Buildings	- 4.75% per annum on the straight-line basis
Mechanical devices	- 19% per annum on the straight-line basis
Electric devices	- 19% per annum on the straight-line basis
Shipping devices	- 19% per annum on the straight-line basis
Other devices	- 19% per annum on the straight-line basis

Long-lived assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

Foreign currency translation

The functional currency of the parent Company T.Z.F. International Investments, Inc. is the United States Dollar and of T.Z.F. International Herbs Investment Inc. is the Canadian Dollar and the reporting currency on a consolidated basis is the United States Dollar.

The assets, liabilities, and operations of the Company are expressed in the functional currency of the Company in United States Dollars. Operations of the subsidiary, T.Z.F. International Herbs Investment Inc. are in Canadian Dollars and in conformity with US GAAP they are translated into the reporting currency, the United States Dollar.

Monetary assets and liabilities are translated at the current rate of exchange.

The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

The gain or loss on translation is reported as a separate component of stockholders' equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

Gains or losses from foreign currency transactions are recognized in current net income.

Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

Depreciation is remeasured at historical exchange rates that existed at the time the underlying related asset was acquired.

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

	Year ended December 31, 2000	Year ended December 31, 1999
Beginning balance	$ -	$ -
Change during the period	4,383	-
Ending balance	$ 4,383	$ -

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

Inventories

The inventories are recorded at the lower of cost or market. As at December 31, 2000 the inventories total $1,244,642

Revenue Recognition

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the current year, the Company performed a review of its revenue recognition policies and determined that it is in compliance with SAB 101.

Web Site Development Expenses

Web site development expenses relate to the development of new online services and consist principally of employee compensation, as well as costs for content, facilities and equipment. The consensus in the Financial Accounting Standards Board Emerging Issues Task Force (EITF) Issue No. 00-2, Accounting for Web Site Development Costs, requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. During 2000, development expenses of $74,724 have been capitalized and are being amortized over a period of 30 months.

Shipping and Handing Fees and Costs

In September 2000, the Financial Accounting Standards Board Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, be classified as revenue. The Company historically has netted shipping charges to customers with shipping and handling costs which are included in operating expenses in the Statements of Operations. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company will adopt the consensus in the Issue in fiscal 2001.

Note 3. CASH AND CASH EQUIVALENTS - $1,668,711

The total for cash and equivalents as at December 31, 2000, is made up as follows:

	TZF US Company	The BC Company	Tian'an	JZF Jiangsu	Shenzhen TZF Net	Total
Petty cash	$	$	$ 63	$ 5,625	$ 9,155	$ 14,843
Cash in trust	4,013	435				4,448
Cash in bank		57,489	179,417	999,831	407,839	1,644,576
Short-term deposits		4,844				4,844
Total	$ 4,013	$62,768	$179,480	$1,005,456	$416,994	$1,668,711

Note 4. ACCOUNTS RECEIVABLE - $5,204,977 (see note 30 re past operations of subsidiaries)

This balance represents the following:

	The BC Company	Tian'an	JZF Jiangsu	Shenzhen TZF Net	Total
Accounts receivable, trade	$745,511	$ 348,305	$1,675,847	$ 274,132	$3,043,795
Accounts receivable, Canadian GST	12,881				12,881
Short-term loans		831,875	79,095	517,487	1,428,457
Accounts receivable, others	17,917		701,927		719,844
Total	$776,309	$1,180,180	$2,456,869	$791,619	$5,204,977

Note 5. PREPAID EXPENSES AND DEPOSITS - $34,684

The balance of prepaid expense and deposit as at December 31, 2000, are as follows:

	The BC Company	Tian'an	Shenzhen TZF Net	Total
Rental deposits	$5,384	$		$$5,384
Prepaid insurance		1,602		1,602
Prepaid securities		1,916		1,916
Deposit for supplies	970	1,551	23,261	25,782
Total	$ 6,354	$ 5,069	$23,261	$34,684

Note 6. SUBSCRIPTIONS RECEIVABLE - $406,434

As at September 11, 2000, Mr. Chung Yiu Chung signed a subscription agreement with the Company, whereby he subscribed for 561,798 common share of the Company at a price of CAD$1.50 per share, of which, 162,994 common shares were issued and paid. The balance of $406,434 is unpaid and is disclosed as a current asset in these financial statements.

Note 7. INVENTORIES - $1,244,642

The inventories as at December 31, 2000, are made up as follows:

	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Raw materials	$	$ 72,367	$ 61,422		$$133,789
Packaging materials	22,947	14,350	541,738		579,035
Finished products		261,485	121,681		383,166
Other			136,619	12,033	148,652
Total	$ 22,947	$ 348,202	$ 861,460	$ 12,033	$1,244,642

Note 8. INVESTMENT IN GUANGDONG HONGKANG MEDICAL COMPANY

As at December 31, 2000, Shenzhen TZF Net had advanced $532,044 to Guangdon Hongkang Medical Company for that company to establish a new marketing network. It is proposed that the aforementioned company will acquire the operations of and ownership of Meixian Hengkang Pharmaceutical Company in 2001.

Note 9. FIXED ASSETS

The totals for fixed assets and accumulated depreciation as at December 31, 2000, are made up as follows:

	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Cost
Computer equipment	$ 14,364	$	$		$$14,364
Office equipment	14,286				14,286
Vehicles	19,025				19,025
Buildings and improvement	38,426	1,312,794	285,913	36,276	1,673,409
Mechanic devices		321,187	198,027		519,214
Shipping devices		21,685	144,649		166,334
Electronic devices			35,579	45,591	81,170
Other		313,581	60,348		373,929
Total	86,101	1,969,247	724,516	81,867	2,861,731
Accumulated Depreciation
Computer equipment	1,645				1,645
Office equipment	2,593				2,593
Vehicles	1,896				1,896
Buildings	7,457	246,169	52,010	2,914	308,550
Mechanic devices		113,948	44,786		158,734
Shipping devices		19,517	33,730		53,247
Electronic devices			13,260	760	14,020
Other		183,762	32,309		216,071
Total	13,591	563,396	176,095	3,674	756,756
Net book value
Computer equipment	12,719	0	0	0	12,719
Office equipment	11,693	0	0	0	11,693
Vehicles	17,129	0	0	0	17,219
Buildings	30,969	1,066,625	233,903	33,362	1,364,859
Mechanic devices	0	207,239	153,241	0	360,480
Shipping devices	0	2,168	110,919	0	113,087
Electronic devices	0	0	22,319	44,831	67,150
Other	0	129,819	28,039	0	157,858
Total	$ 72,510	$1,405,851	$ 548,421	$ 78,193	$2,104,975

Note 10. FIXED ASSETS - OTHERS

As at December 31, 2000, other fixed assets of $239,261 represents the residual value of fixed assets located at TZF Jiangsu.

Note 11. FIXED ASSETS - CONSTRUCTION IN PROGRESS

The construction in progress of $1,918,374 as at December 31, 2000, applies to new buildings and related equipment located at TZF Jiangsu and will not be depreciated until the building has been completed and the equipment put into use during 2001. The additional cost to complete is approximately $2,653,204, see note 27, contractual commitments.

Note 12. GOODWILL

As at December 31, 2000, goodwill of $1,206,554 is made up as follows:

	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Goodwill on acquisitions	$147,177		$$1,059,377	$1,206,554

The goodwill will be amortized over a twenty year period and will be evaluated on an annual basis as to any possible impairment.

Note 13. INTANGIBLE ASSETS - DEFERRED COSTS

As at December 31, 2000, deferred costs of $102,681 are made up as follows:

	Tian'an	Shenzhen TZF Net	Total
Website development - to be amortized over 30 months		$ 74,724	$74,724
Net product development costs - to be expensed in 2001	$ 27,957		$ 27,957
Total	$ 27,957	$ 74,724	$102,681

Note 14. INTANGIBLE ASSETS - TECHNOLOGY RIGHTS

By agreement dated December 15, 1999, Shenzhen Hengyunda Enterprises Co. Ltd. of P.R. China agreed to sell and assign certain information and rights relating to a series of products known as the Snow Lotus Tea series products to the BC Company.

The BC Company agreed to pay consideration of $4,038,229 for acquisition of these assets, through the issuance of 6,000,000 shares of its Class B common stock, which were valued for purposes of the acquisition at a price of CAD$1.00 per share, for total consideration of CAD$6,000,000 (US$4,038,229).

Shenzhen Hengyunda Enterprises Co. Ltd. has warranted that there are no charges or encumbrances against the rights being acquired.

This agreement includes the sale, assignment and transfer of all the right, title and interest in and to the Product Information and all the rights to use, exploit, develop or otherwise deal with the Product Information or the Project, including the right to register any Intellectual Property in connection with the Product, the same to be held and enjoyed by the BC Company and its successors and assigns as fully and effectively as the same would have been held and enjoyed by Shenzhen Hengyunda Enterprises Co. Ltd. had this transfer and assignment not been made.

Shenzhen Hengyunda Enterprises Co. Ltd. further agrees to execute and deliver all such documents and further assurances as may be necessary or desirable to give effect to the sale and assignment.

Amortization of the cost of the technology will commence when the products relating to the technologies are available to be marketed; which is expected to be effective January 1, 2001. The amortization period is for ten years on a straight-line basis.

Note 15. ACCOUNTS PAYABLE AND ACCRUED

Details of the total of accounts payable and accrued as at December 31, 2000, are as follows:

	TZF US Company	The BC Company	Tian'an	Second Pharmacy	Shenzhen TZF Net	Total
A/R, trade	$	$ 60,819	$ 9,921	$913,669	$ 6,829	$ 991,238
Accrued payroll taxes		59,228	0	94,821		154,049
Taxes payable			50,264	389,934	151,804	592,002
Other payables	923	45,228	42,176	350,001	574,813	1,013,141
Total	$ 923	$165,275	$102,361	$1,748,425	$ 733,446	$2,750,430

Note 16. MANAGEMENT FEES PAYABLE - $150,004

Detail of the total of management fees payable as at December 31, 2000, are as follows:

Mr. Xin Chen	$ 71,195
Mr. Chung Yu	$ 54,032
Mr. Eric Liu	$ 24,777
TOTAL	$150,004

Note 17. RELATED PARTY TRANSACTIONS

a) By a director resolution, each of Mr. Eric Liu, Director and Vice-president of the Company, Mr. Chung Yu, Director and CEO of the Company and Mr. Xin Chen, Director and Chairman of the Company will be paid CAD$8,000 per month as remuneration, effective December 1, 1998. Payment of such director's fees may be deferred until such time as the Company has had a public offering, or as the Board of Directors otherwise decides in view of the financial situation of the Company.

As at December 31, 2000, management fees payable for which payment was deferred total $150,004 (see note 16).

b) The amount of $515,053 is due to related parties as at December 31, 2000. This amount is unsecured, non interest bearing, with no specific terms of repayment. Details are as follows:

Mr. Xin Chen	$499,776
Mr. Chung Yu	$ 15,277
Total	$515,053

c) The principal shareholders offered to all warrant holders to exchange their warrants for shares held by the principal shareholders pursuant to such ratio so that, with the completion of the warrant/share exchange, the per share cost of the share/warrant held by the minority shareholder effectively stands at CAD$0.75 per share. The share/warrant change became effective as of December 17, 2000.

d) During the fiscal year ending December 31, 2000, Mr. Xin Chen, Director and Chairman of Board of Directors of the Company, advanced a total of approximately $5,500,000 on behalf of the Company. These funds were used in part for purchase of the assets of TZF Jiangsu, and in part for purchase of all of the issued and outstanding stock of Tian'an Investments Limited, a British Virgin Islands Corporation (which was completed on December 21, 2000) and part of the payment on the acquisition of 100% issued and outstanding shares of Shenzhen T.Z.F. Network Technologies Co., Ltd.

On December 28, 2000, the Company signed a Debt Settlement Agreement with Mr. Xin Chen. Mr. Chen agreed to take 10,000,000 common shares of the Company at a price of CAD$0.75 (US$0.50) per share to repay $5,000,000 of his loan. The 10,000,000 shares also have 10,000,000 warrants attached entitling the holder to purchase additional 10,000,000 common shares of the Company at a price of CAD$1.50 per share until December 28, 2001 and thereafter at a price of CAD$2.50 per share until December 28, 2002.

Note 18. BANK LOANS

Details of the total of bank loans as at December 31, 2000, are as follows:

a) Tian'an

As at October 20, 2000, Tianan obtained a one year term loan of RMB4,000,000 (equivalent to US$483,676) from Bank of China Xiamen Branch at an interest rate of 6.435% per annum payment monthly. This loan is secured by the assets of Tianan.

b) TZF Jiangsu

As at December 31, 2000, TZF Jiangsu has bank loans, as follows:

	Period of Loan	Principal Chinese RMB	Principal Equivalent to US $	Interest Rate/Monthly
Industries and Commerce Bank of Jianhu, China
	5/17/00 - 3/5/01	$800,000	$ 96,736	0.63315%
	7/25/00 - 5/5/01	$2,528,000	305,683	0.63315%
	8/28/00 - 6/5/01	1,750,000	211,608	0.63315%
	9/5/00 - 7/5/01	1,600,000	193,470	0.63315%
	11/25/00 - 9/5/01	1,882,00	227,570	0.63315%
China Construction Bank
	12/29/00 - 7/17/01	500,000	60,459	0.685%
Total		$9,060,000	$1,095,526

These loans are secured by the assets of TZF Jiangsu.

c) Summary of Bank loans

	Tian'an	TZF Jiangsu	Total
Bank of China Xiamen Branch	$483,676		$$483,676
Industries and Commerce Bank of China		1,035,067	1,035,067
China Construction Bank		60,459	60,459
Total	$483,676	$1,095,526	$1,579,202

Note 19. LONG-TERM LIABILITIES

a) The long-term debt of $306,138 represents long-term accounts payable owing by Second Pharmacy

b) The deferred liabilities for pensions applies to Tianan. This is a provision for pension liabilities.

Note 20. CAPITAL STOCK

a) Authorized: 100,000,000 common shares with a par value of $0.0001 each per share.

b) Issued and outstanding common shares as at December 31, 2000 are as follows:

	Issue Date	Number of Shares	Par Value	Additional Paid-in Capital	Total
Private placement	9/25/98	1,000,000	$1,000	$1,500	$2,500
Balance	12/31/98	1,000,000	1,000	1,500	2,500
Private placement	2/17/99	600,000	600	59,400	60,000
Balance	12/31/99	1,600,000	1,600	60,900	62,500
Cancellation of common stock	4/30/00	(1,000,000)	(1,000)	1,000
Balance, before forward split	4/30/00	600,000	$600	$61,900	$62,500
10:1 forward split	5/15/00	6,000,000	600	61,900	62,500
Issuance of stock for services	5/15/00	250,000	25	252,375	252,400
Acquisition of the BC Company	5/15/00	18,451,843	1,845	5,351,087	5,352,932
Issuance for cash	7/4/00	340,000	34	343,216	343,250
Issuance for cash	9/30/00	615,466	62	621,286	621,348
Issuance for cash	10/19/00	10,000	1	10,999	11,000
Issuance for cash	11/19/00	230,000	23	252,977	253,000
Issuance for debt	12/28/00	10,000,000	1,000	4,999,000	5,000,000
Negative goodwill	12/31/00			3,333,103	3,333,103
Balance	12/31/00	35,897,309	$3,590	$15,225,943	$15,229,533

c) Outstanding Warrants at December 31, 2000

537,000 warrants to purchase 537,000 common shares exercisable at CAD$2.00 per share until December 17, 2001

2,231,311 warrants to purchase 2,231,311 common shares exercisable at CAD$2.50 per share until December 17, 2001

10,000,000 warrants to purchase 10,000,000 common shares exercisable at CAD$1.50 per shares until December 28, 2001, and thereafter exercisable at CAD$2.50 per share until December 28,2002.

Note 21. INCOME TAXES

a) The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 1999, disclosing no income taxes payable to the US Internal Revenue Service.

b) The BC Company has not filed any Federal Income Tax Returns since its incorporation on May 15, 1998 and will be filing 1999 and 2000 Income Tax Returns in the first quarter of 2001. To December 31, 1999, the BC Company had a total loss of CAD$482,634 (equivalent to US$321,756). No provision for Canadian Income Taxes is provided for in these consolidated financial statements as the profit is reduced by other costs of the Company.

Note 22. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses and deposits, subscriptions receivable, short-term investment, inventories, accounts payable and accrued, management fees payable, balances due to related parties, payable on acquisition and long-term liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximated their carrying values.

Note 23. LEASE OBLIGATIONS

a) Canon Copier (NP-3825) Lease

On October 1, 1999, the Company entered into a 48 month lease with Dominion Technologies for a Canon Copier to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations are as follows:

2001	CAD$ 1,327
2002	CAD$ 1,327
2003	CAD$ 995

b) Computer Lease

On October 1, 1999, the Company entered into a 36 month lease with Dominion Technologies for computer equipment to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations are as follows:

2001	CAD$ 2,947
2002	CAD$ 2,210

c) Vehicles Lease

On July 29, 1999, the Company entered into a 36 month lease with Mercedes-Benz Credit of Canada Inc. for two vehicles to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations are as follows:

2001	CAD$ 20,927
2002	CAD$ 12,207

d) Lease of Premises

The Company entered into a lease for offices on April 26, 1999 with Omnia Overseas Trading Ltd. for three years for monthly rent and costs of CAD$3,133.51, commenced on July 1, 1999.

The first and the last months rent of CAD$6,631.15 is due at the time of signing. This amount has been paid and is recorded as prepaid expense and deposit as at December 31, 2000.

Summary of lease obligations

Year	CDN$	Equivalent US$
2001	$62,803	$42,269
2002	$34,545	$23,250
2003	995	670
	$98,343	$66,189

Note 24. PENSION AND EMPLOYMENT LIABILITIES

The Company has liabilities which was deferred as at December 31, 2000, for pension, post-employment benefits or post-retirement benefits in Tianan in the amount of $212,562. The parent company and other subsidiary companies, (except for Tianan) do not have any liabilities for pensions and related costs.

Note 25. DISTRIBUTORSHIP AGREEMENTS

The Company enters into various distributorship agreements with independent third parties to market products of the Company and its subsidiaries.

Note 26. LAWSUITS

a) Expediter Sales Ltd. ("Expediter") v. the BC Company

This a claim against the BC Company alleging a breach of contract and misrepresentation. Expediter is seeking damages for alleged loss of profits, loss of business and goodwill, misrepresentation, set-up expenses and the alleged wrongful use of Expediter's name. Further, Expediter is seeking an injunction to prevent the BC Company from selling and herbal tea in Canada. The BC Company terminated the contract for non performance and has counterclaimed against Expediter for outstanding debts.

b) Lily Hong Qian and the Company

Ms. Lily Hong Qian has complained about her investment in the BC Company. She has threatened to commence an action against the Company and others, however, no action was commenced as at December 31, 2000.

Note 27. CONTRACTUAL COMMITMENTS

A subsidiary, TZF Jiangsu has contractual obligations totalling $2,653,204 to builders, suppliers and subtrades relating to construction in progress of buildings and equipment as of December 31, 2000.

Note 28. SALES IN CANADA

The Company maintains a products analysis and quality control system for its products to be distributed in order to ensure that its products conform to relevant regulatory requirements including health requirements. Where any products are found not to meet the regulatory requirements, the Company will immediately take such measures as necessary, or cause such measures to be taken, so that the said regulatory requirements are complied with.

Note 29. SHORT-TERM INVESTMENT

As at December 31, 2000, Shenzhen TZF Net invested $1,354,293 in Shenzhen Shengqi Investments Ltd. for a one year term (October 12, 2000 to October 12, 2001). This investment is secured by the assets of Shenzhen Shengqi Investments Ltd. and guaranteed at least 12% return per annum.

Note 30. REVENUES OF ACQUISITIONS

During the year, the Company acquired four companies and the consolidated operations, recorded as a purchase, are required by the parent to only disclose operating figures for these acquisitions from the date of acquisition. Details of the operating figures for all the companies for twelve month period ended December 31, 2000 extracted from the applicable audited financial statements of these companies, are as follows:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Revenue
Sales		$$1,633,897	$1,251,866	$3,637,046	$1,347,541	$7,870,350
Cost of sales		706,214	630,706	2,518,320	984,843	4,840,083
Gross profit		927,683	621,160	1,118,726	362,698	3,030,267
Selling expenses		53,609	73,835	300,400	34,509	462,353
		874,074	547,325	818,326	328,189	2,567,914
Other income	923	226,117	15,240	1,101,753	314,148	1,658,181
	923	1,100,191	562,565	1,920,079	642,337	4,226,095
Administrative costs	49,485	488,311	203,513	470,199	33,174	1,244,682
Stock-based compensation	252,400					252,400
Other expenses		5,296	11	42,761	60	48,128
	301,885	493,607	203,524	512,960	33,234	1,545,210
Profit (loss) before taxes	(300,962)	606,584	359,041	1,407,119	609,103	2,680,885
Income taxes			53,858	13,500	119,419	186,777
Net profit (loss)	$(300,962)	$606,584	$305,183	$1,393,619	$489,684	$2,494,108

Note 31. SUBSEQUENT EVENTS

By agreement dated December 15, 2000, effective January 1, 2001, Trophic Canada Ltd. ("the Supplier"), granted TZF International Investments, Inc. (TZF) the exclusive right to promote, distribute, and sell the supplier's products within the "Territory" of China, which includes Hong Kong, SAR, for a period of five years. Continuation of this exclusive right is continent upon meeting or exceeding the purchase of products for a minimum of CAD$50,000 within the first distribution year, a minimum of CAD$200,000 within the second distribution year, and increases of approximately 20% in each of the subsequent distribution years.

The supplier may terminate the distribution agreement if TZF breaches any terms of the agreement, including but not restricted to the annual sales requirements, if any breaches are not remedied within three months after written notice.

TZF cannot assign the agreement or subcontract its obligations under the agreement without the consent in writing of the supplier. The supplier is an arms length party unrelated to TZF.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 1, 2000, the Company appointed Moen & Company, Chartered Accountants, 1400 IBM Tower, 701 West Georgia Street, Vancouver, B.C. as their independent auditor. Prior to Moen & Company, the Company had engaged Parker & Co., Chartered Accountants, as their independent auditor.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Tenure
Xin Chen	37	Chairman and a Director since February 1999
Chung Yu	40	CEO, President, and a Director since February 1999
Qing Liu	45	Vice President and a Director since February 1999
Robert L. Hallam	55	Director since February 2000
Hong Li	39	Director since February 2000
Chun Sheng Guo	35	Director since February 2000

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement, plan or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

Biographical Information of Directors and Executive Officers follows:

Xin Chen

Mr. Chen is the founder and Chairman of the board of directors of the Company. Presently, Mr. Chen is also the Chairman, President and CEO of Xin Hai Group and the Chairman of its subsidiaries Ningbo Success Information Industry Co Ltd. and Shanghai New Star Real Estate Development Co., Ltd. Ningbo Success Information Industry Co., Ltd., is listed on the Shen Zhen Stock Exchange in China Mr. Chen is also the honorary Dean of the Finance Faculty and visiting professor at JiangXi Finance University and a visiting professor at the Beijing Commerce University. Mr. Chen is also Chairman of the board of directors of the.

Chung Yu.

Mr. Chung Yu is President and CEO of the Company, as well as a director. Mr. Chung Yu is the honorary president of the Canadian Chinese Herbal Professional & Merchants Association, Vice-Chairman of the Canadian Chinese Chamber of Commerce, and a member of the Chinese Entrepreneurial Society of Canada. Mr. Chung Yu was the former director and vice-president of Hong Kong KunZe Enterprise Ltd., president of China Hua Pu Group, and a director of RoRo International Trading, Ltd. With over 12 years as the president of China Hua Pu Group, Mr. Yu will contribute his expertise to the startup and management of the Company.

Qing Liu.

Mr. Liu is the Vice President for North America & Asia and is Vice President and a director of the Company. From 1995 to 1999, Mr. Liu was the Chairman and President of Beijing T.Z.F. Commerce and Trade Group, Chairman of the Board of Directors of Beijing YoungHeng Advertising Company, President of Beijing Kai Huan medicine manufacturing company, and the President of Beijing Zhong Jia Yi Medical and Pharmaceutical Technology Development Company. Mr. Liu is the honorary Chairman of the S.T.A.U.N.C.H. (The Society for Therapeutic Alternatives Using Natural Chinese Healing Methods) Foundation in Canada and a committee member of the Chinese Business Association of Canada.

Robert L. Hallam.

Mr. Hallam is a director of the Company. He was the President and Director of Robert L. Hallam Environmental Management, Ltd., Director of Knight Piesold, Ltd., and President, Director and CEO of Hallam Knight Piesold, Ltd. Mr. Hallam recently became Director of Tai Li Environment Engineering, Ltd., a firm based in Kumming, Yunnan, China. In 1995, Mr. Hallam established a new company, Oriental Express Trading Corporation, of which he is a Director and 50% owner. This new company has been involved in the export of Canadian products, primarily telecommunications equipment, to the People's Republic of China and the importing of Chinese herbal medicines for the treatment of AIDS patients.

Hong Li.

Mr. Li is a director of the Company, and is involved with introducing investors from Asia. Mr. Li was the Secretary of the Board of Directors of Shenzhen Tianyuan Industry, Inc., and was responsible for raising capital. Mr. Li was also the Vice President of Hainan HengTai Group, Ltd, a Shanghai Stock Exchange company. Presently, Mr. Li is the director of ShenZhen Xinhai Industrial & Trading, Ltd., and is a director and CEO of Ningbo Success Information Industry Co. Ltd.

Chung Sheng Guo.

Mr. Guo is a director of the Company. Since 1994, he has worked for ShenZhen Xinhai Industrial & Trading, Ltd. as the manager. In this capacity, he specialized in import and export, and projects for overseas investment. Mr. Guo will be responsible for China-based production.

Compliance with Section 16(a) of the Exchange Act

The Company's officers, directors and principal shareholders have each filed an Initial Statement of Beneficial Ownership of Securities on Form 3.

ITEM 10. EXECUTIVE COMPENSATION.

By directors' resolution dated December 1, 1998, the Company agreed to pay each of Mr. Chung Yu, Mr. Xin Chen, and Mr. Qing (Eric) Liu a management fee of CAD $8,000 (approximately $5,384 U.S. dollars) per month effective as of the date of the resolution. The resolution also authorized the Company to defer payment all, or a portion, of such management fees until such time as the Company has had a public offering, or as the Board of Directors decides in view of the Company's financial resources.

During the fiscal year ending December 31, 2000, the Company paid each of the named directors and officers a total of CAD $72,000 (approximately $48,456 U.S.), and deferred a total of CAD $24,000 (approximately $16,152 U.S.).

As at December 31, 2000, the accrued but unpaid portion of the management fees due to each of the named officers and directors was as follows:

	Xin Chen	Chung Yu	Eric Liu	Total
Amount unpaid	$71,195	$54,032	$24,777	$150,004

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2000, the stock ownership of each executive officer and director of T.Z.F. International Investments, Inc., of all executive officers and directors as a group, and of each person known by T.Z.F. International Investments, Inc. to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any options, warrants or other rights to acquire additional securities of T.Z.F. International Investments, Inc., except as may be otherwise noted.

Name and Address	Number of Shares Owned Beneficially	% of Class Owned
Xin Chen (1) 3381 Fleming Street Vancouver, B.C. V5N 3V6	14,647,308	40.80%
Chung Yu (1) 3381 Fleming Street Vancouver, B.C. V5N 3V6	1,429,941	3.98%
Qing Liu (1) #308 - 8625 Logan Street Vancouver, B.C. V6P 3T3	1,072,456	2.99%
Robert L. Hallam (1) 5501 Nancy Greene Way North Vancouver, B.C. V7R 4R6	0	0%
Hong Li (1) 3381 Fleming Street Vancouver, B.C. V5N 3V6	20,000	0.06%
Chun Sheng Guo (1) 3381 Fleming Street Vancouver, B.C. V5N 3V6	0	0%
Shenzhen Hengyunda Enterprises Co. Ltd. Shenzhen, China	6,000,000	16.71%
All directors and executive officers (6 persons)	17,169,705	47.83%

(1) The person listed is an officer, a director, or both, of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2000, the Company had outstanding loans from related parties totaling $515,053, including $499,776 owed to Mr. Xin Chen and $15,277 owed to Mr. Chung Yu. These amounts are unsecured, non-interest bearing obligations, with no specific terms of repayment.

Three of the Company's principal shareholders offered certain warrant holders of the Company the opportunity to exchange all, or a portion, of their warrants for shares of common stock then held by such principal shareholders. The warrant holders to which the offer was made had acquired their warrants through purchase of units consisting of one share of common stock and one warrant. The warrants allow the holder to purchase one share of common stock of the Company at a price of CAD $1.50 per share (approximately $1.00 U.S.) if exercised on or before December 17, 2000, and at a price of CAD $2.50 per share (approximately $1.675 U.S.) if exercised after December 17, 2000 and on or before December 17, 2001. A portion of the units were offered and sold by the Company at a price of CAD $1.00 (approximately $ 0.67 U.S.) and a portion were offered and sold by the Company at a price of CAD $1.50 (approximately $1.00 U.S.). The purpose of the exchange offer was to reduce the effective per share price paid by each of the warrant holders for purchase of shares of the Company to CAD $0.75 (approximately $0.50 U.S.).

The exchange was completed on December 17, 2000, and on that date, the three principal shareholders exchanged a total of 2,850,295 of their shares of common stock of the Company (including 452,692 shares exchanged by Mr. Xin Chen, 1,020,059 shares exchanged by Mr. Chung Yu and 1,377,544 shares exchanged by Mr. Eric Liu) to acquire 100% of the warrants which had been offered and sold as part of the CAD $1.00 units and 33% of the of the warrants which had been offered and sold as part of the CAD $1.50 units.

During the fiscal year ending December 31, 2000, Mr. Xin Chen, Director and Chairman of the Board of the Company, advanced a total of approximately $5,500,000 on the behalf of the Company. These funds were used in part for purchase of the assets of T.Z.F International Herbs (Jiangsu), Co, Ltd., in part for purchase of all of the issued and outstanding stock of Tian'an Investments Limited, a British Virgin Islands Corporation, and in part for the purchase of 100% of the issued and outstanding stock of Shenzhen Tianzifu Network Technologies Co., Ltd.

On December 28, 2000, the Company signed a Debt Settlement Agreement with Mr. Xin Chen. Mr. Chen agreed to accept a total of 10,000,000 shares of common stock of the Company and 10,000,000 warrants in payment of $5,000,000 of his loan. For purposes of this transaction, the 10,000,000 shares were valued at a price per share of CAD $0.75 (approximately $ 0.50 U.S.), Each of the 10,000,000 warrants entitles the holder thereof to purchase one share of common stock of the Company at a price of CAD $1.50 (approximately $1.00 U.S.) if exercised on or before December 28, 2001, and at a price of CAD $2.50 (approximately $1.675 U.S.) if exercised after December 28, 2001 and on or before December 31, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No. Document

2.1 Agreement for Share Exchange (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 21, 2000).

2.2 Stock Purchase Agreement (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 21, 2000).

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 21, 2000).

3.1a Amendment to Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 21, 2000).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 21, 2000).

4.1 Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 21, 2000).

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2000. However, in the first quarter of the fiscal year ending December 31, 2001, the Company filed 3 reports on Form 8-K to report events which occurred during the last quarter of the fiscal year ending December 31, 2001. The 8-K reports filed during the first quarter of the fiscal year ending December 31, 2001, were as follows:

  Report on Form 8-K dated December 21, 2000, to report the acquisition of all of the issued and outstanding capital stock of Tian'an Investments Limited, a British Virgin Islands corporation. The sole asset of Tian'an Investments Limited is 100% ownership of Tian'an Pharmacy (Xiamen) Co., Ltd. The initial report on Form 8-K did not contain financial statements. On or about March 26, 2001, the Company filed an amended report on Form 8-K which included financial statements of Tian'an Pharmacy (Xiamen) Co, Ltd., as well as pro forma consolidated financial statements.

  Report on Form 8-K dated December 31, 2000, to report the acquisition of all of the assets of Second Pharmacy Factory of Yancheng City, ("Second Pharmacy"), a Chinese corporation, and to report the issuance of 10,000,000 shares to Mr. Xin Chen in payment of his outstanding loan to the Company. The initial report on Form 8-K did not contain financial statements. On or about March 26, 2001, the Company filed an amended report on Form 8-K which included financial statements of T.Z.F. International Herbs (Jiangsu) Co., Ltd., (previously known as Second Pharmacy), as well as pro forma consolidated financial statements.

  Report on Form 8-K dated December 31, 2000, to report the purchase of all the issued and outstanding common stock of Shenzhen Tianzifu Network Technology Ltd, ("Shenzhen Tianzifu"), a Chinese corporation. The report on Form 8-K included financial statements of Shenzhen Tianzifu Network Technology Ltd, as well as pro forma consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

By:/S/ CHUNG YU

Chung Yu, President, Chief Executive Officer, and a Director

By: /S/ XIN CHEN

Xin Chen, Chairman of the Board

By: /S/ HONG LI

Hong Li, a Director

By: /S/ ROBERT S. HALLAM

Robert S. Hallam, a Director

By: /S/ CHUN SHENG GUO

Chun Sheng Guo, a Director

By: /S/ QING LIU

Qing Liu, Vice President and a Director

Date: April 13, 2001