Form 10QSB
period 2001-03-31
TZF INTERNATIONAL INVESTMENTS INC
filed 2001-05-18
CIK 1116350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2001.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ..... No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2001, there were 35,897,309 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2001

INDEX TO FINANCIAL STATEMENTS:

Independent Accountants' Review Report
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Retained Earnings (Deficit)
Condensed Consolidated Statements of Cash Flows
Schedule of Fixed Assets/Intangible Assets
Consolidated Statements of Changes in Stockholders' Equity
Notes to Consolidated Financial Statements

MOEN AND COMPANY

CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower	Telephone:	(604)662-8899
701 West Georgia Street	Fax:	(604)662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors and Shareholders of

T.Z.F. International Investments, Inc. (formerly Sabai Sabai Enterprises, Corp.)

(A Nevada Corporation)

We have reviewed the accompanying Consolidated Balance Sheet of T.Z.F. International Investments, Inc. (formerly Sabai Sabai Enterprises, Corp.) (A Nevada Corporation) as of March 31, 2001 and March 31, 2000, and the Consolidated Statements of Operations, Cash Flows and Changes in Stockholders' Equity for the three month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with United States generally accepted accounting principles (GAAP).

"Moen and Company"

Chartered Accountants

Vancouver, British Columbia, Canada

May 9, 2001

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES, CORP)

(A Nevada Corporation)

Consolidated Balance Sheets

March 31, 2001 and 2000

(In U.S. Dollars)

(Unaudited)

			2001	2000
		Assets
Current Assets
Cash and cash equivalents (note 3)			$866,922	$53,439
Accounts receivable (note 4)			5,617,569	--
Prepaid expenses and deposits (note 5)			67,601	--
Subscriptions receivable (note 6)			406,434	--
Short-term investment - secured (note 29)			1,354,293	--
Inventories, at lower cost or market (note 7)			1,566,665	--
TOTAL CURRENT ASSETS			9,879,484	53,439
Investment in Guangdon Hongkang Medical Company (note 8)			532,044	--
Fixed Assets - Schedule A			6,215,551	--
Intangible Assets - Schedule A			4,139,817	--
Goodwill, at cost less accumulated amortization - (note 12)			1,191,472	--
TOTAL ASSETS (Subject to charges - Note 18)			$21,958,368	$53,439
		Liabilities and Stockholders' Equity
Current Liabilities
Bank loans - secured (note 18)			$1,579,202	$--
Accounts payable and accrued (note 15)			2,615,196	--
Payable on acquisition of Shenzhen Tianzhifu Network Technology Ltd. (note 1)			518,590	--
Management fees payable (note 16)			176,671	--
Due to related parties, unsecured, non interest
bearing, with no specific terms of repayment (note 17(b))			515,053	--
TOTAL CURRENT LIABILITIES			5,404,712
Long-term Liabilities
Long-term debt (note 19)			295,399	--
Deferred liabilities - pensions (note 24)			212,562	--
			507,961	--
Stockholders' Equity
Capital stock (note 20)
Authorized
100,000,000 common shares at $0.0001 par value
Issued
35,897,309 common shares (2000 - 1,600,000 shares) - par value			3,590	1,600
Paid in capital in excess of par value of stock			15,403,889	60,900
Retained earnings (deficit)			633,841	(9,061)
Cumulative translation (note 2)			4,375	--
			16,045,695	53,439
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY			$21,958,368	$53,439

Approved on behalf of the board:
"Xin Chen"	, Director

"Chung Yu"	, Director

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES, CORP)

(A Nevada Corporation)

Consolidated Statements of Operations

(In U.S. Dollars)

(Unaudited)

	Cumulative From
	Inception Date
	of Sep. 15, 1998	Quarter Ended	Quarter Ended
	to March 31,	March 31,	March 31,
	2001	2001	2000
Revenue
Sales	$3,154,822	$1,286,546	$--
Cost of sales	1,627,759	753,701	--
	1,527,063	532,845	--
Other income	392,050	163,630	615
	1,919,113	696,475	615

Selling expenses	76,319	76,319	--
Administration Costs	849,300	296,622	1,046
Depreciation	55,574	41,983	--
Amortization of Goodwill	15,082	15,082	--
Stock-based compensation	252,400	--	--

	1,248,675	430,006	1,046
Profit (loss) before income taxes	670,438	266,469
Income taxes	36,597	36,597	--
Net profit (loss) for the period	$633,841	$229,872	$(431)

Basic profit per share		$0.01	$(0.00)
Diluted profit per share		$0.00	$(0.00)
Weighted average number of
common shares used to
compute profit per share
Basic		35,897,309	6,000,000
Diluted		39,665,620	6,000,000

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES CORP.)

(A Nevada Corporation)

Consolidated Statements of Retained Earnings (Deficit)

(In US Dollars)

March 31, 2001

(Unaudited)

	Cumulative From
	Inception Date
	of Sep. 15, 1998	Quarter Ended	Quarter Ended
	to March 31,	March 31,	March 31,
	2001	2001	2000
Retained earnings (deficit), beginning of period		403,969	(8,630)
Net profit (loss) for the period	633,841	229,872	(431)
Retained earnings (deficit), end of period	$633,841	$633,841	$(9,061)

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES CORP.)

(A Nevada Corporation)

Consolidated Statements of Cash Flows

(In US Dollars)

(Unaudited)

	Cumulative From
	Inception Date
	of Sep. 15, 1998	Quarter Ended	Quarter Ended
	to March 31,	March 31,	March 31,
	2001	2001	2000

Cash derived from (used for)
Operating activities
Net profit (loss) for the period	$633,841	$229,872	$(431)
Items not requiring use of cash
Depreciation	55,574	41,983	--
Amortization of goodwill	15,082	15,082	--
Stock-based compensation	252,400	--	--
Cumulative translation	4,375	(8)	--
Changes in non-cash
working capital items
Accounts receivable	(5,617,569)	(412,592)	--
Prepaid expenses and deposits	(67,601)	(32,917)	--
Inventories	(1,566,665)	(322,023)	--
Subscriptions receivable	(406,434)		--
Accounts payable and accrued	2,615,196	(135,234)	(500)

	(4,081,801)	(615,837)	(931)
Financing activities
Issuance of shares for cash	7,605,801	--	--
Net gain on acquisition	3,333,103	--	--
Capital contributed	177,946	177,946	--
Management fees payable	176,671	26,667	--
Payable on acquisitions	518,590	--	--
Bank loans	1,579,202	--	--
Long-term debt	295,399	(10,739)	--
Deferred libilities, pension	212,562		--
Due to related parties	515,053	--	--
	14,414,327	193,874
Investing activities
Fixed assets acquired	(6,271,125)	(380,919)	--
Intangible assets	(101,588)	1,093	--
Goodwill	(1,206,554)	--	--
Investment in Hongkang	(532,044)	--	--
Short-term investment	(1,354,293)	--	--

	(9,465,604)	(379,826)	--

Cash, increase during the period	866,922	(801,789)	(931)
Cash, beginning of period		1,668,711	54,370
Cash, end of period	$866,922	$866,922	$53,439

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES CORP.)

(A Nevada Corporation)

Schedule of Fixed Assets/Intangible Assets

As at March 31, 2001

(In US Dollars)

(Unaudited)

		Accumulated
	Cost	Depreciation	Net
Fixed Assets
Deferred lease expense	$3,556	$556	$3,000
Fixed assets of operating companies
- note 9	2,132,580	620,012	1,512,568
- note 10	788,481	--	788,481
Construction in progress - Note 11	2,146,980	--	2,146,980
Rights of use of land
Tianan	370,508	1,986	368,522
TZF Jiangsu	1,396,000	--	1,396,000
	$6,838,105	$622,554	$6,215,551

Intangible Assets
Technology rights - Note 14			$4,038,229
Deferred costs - Note 13			101,588
			$4,139,817

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES CORP.)

(A Nevada Corporation)

Consolidated Statements of Changes in Stockholders' Equity

From Date of Inception on September 15, 1998 to March 31, 2001

(In US Dollars)

(Unaudited)

	Number of		Additional	Total	Retained		Total
	Common	par	Paid-in	Capital	Earnings	Cumulative	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Translation	Equity

9/25/98 issuance of common
stock for cash	1,000,000	$1,000	$1,500	$2,500			$2,500
Net loss for the year ended December 31, 1998					(1,115)		(1,115)
Balance, December 31, 1998	1,000,000	1,000	1,500	2,500	(1,115)		1,385
2/17/99 issuance of common
stock for cash	600,000	600	59,400	60,000			60,000
Net loss for the year ended December 31, 1999					(7,515)		(7,515)
Balance, December 31, 1999	1,600,000	1,600	60,900	62,500	(8,630)		53,870
4/30/00 cancellation of
common stock and
transfer of par value to
paid-in capital (note 1)	(1,000,000)	(1,000)	1,000
Balance, April 30, 2000
before forward split	600,000	600	61,900	62,500	(8,630)		53,870

05/15/00 10 to 1 forward split	6,000,000	600	61,900	62,500	(8,630)		53,870
05/15/00 issuance of common
stock for services	250,000	25	252,375	252,400			252,400
05/15/00 issuance of common
stocks for the BC Company	18,451,843	1,845	5,351,087	5,352,932			5,352,932
7/4/00 issuance of common
stock for cash	340,000	34	343,216	343,250			343,250
9/30/00 issuance of common
stock for cash	615,466	62	621,286	621,348			621,348
10/19/00 issuance of common
stock for cash	10,000	1	10,999	11,000			11,000
11/19/00 issuance of common
stock for cash	230,000	23	252,977	253,000			253,000
12/28/00 issuance of common
stock for debt	10,000,000	1,000	4,999,000	5,000,000			5,000,000
Net profit for the year ended December 31, 2000					412,599		412,599
Negative goodwill - gain on
acquisition TZF Jiangsu - note 1			3,333,103	3,333,103			3,333,103
Cumulative translation						4,383	4,383
Balance, December 31, 2000	35,897,309	3,590	15,225,943	15,229,533	403,969	4,383	15,637,885
1/1/01 capital contributed			177,946	177,946			177,946
Net profit for three months ended March 31, 2001					229,872		229,872
Cumulative translation						(8)	(8)
Balance, March 31, 2001	35,897,309	$3,590	$15,403,889	$15,407,479	$633,841	$4,375	$16,045,695

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES CORP.)

(A Nevada Corporation)

Notes to Consolidated Financial Statements

March 31, 2001

(In US Dollars)

(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on September 15, 1998, as Sabai Sabai Enterprises, Corp., and on May 25, 2000, changed its name to T.Z.F. International Investments, Inc.

Pursuant to a stock purchase agreement dated March 30, 2000, T.Z.F. International Herbs Investment Inc., ("BC Company") purchased 1,000,000 shares of the issued and outstanding common stock of the Company. These shares were purchased in anticipation of the subsequent completion of a share exchange transaction between the Company and the BC Company. In conjunction with completion of the share exchange transaction these shares were cancelled, effective April 30, 2000, and as a result, the amount of the par value of $1,000 attributable to such shares was transferred to paid-in capital.

Pursuant to the terms of the share exchange which was effective as of April 30, 2000, the Company acquired all of the issued and outstanding stock of the BC Company in exchange for the issuance of 18,451,843 shares of its authorized but previously unissued shares of common stock, which shares were valued at $5,352,932 for purposes of the acquisition. Assets and liabilities of the BC Company at the date of acquisition on April 30, 2000, were as follows:

Assets

Cash and short term deposits $ 1,040,372

Accounts receivable 13,217

Capital stock subscriptions receivable 374,546

Prepaid expense and deposit 5,382

Inventories 206,532

Deferred lease expense, net of amortization 5,047

Fixed assets, net of accumulated depreciation 59,927

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

Shares off Sabai Sabai and net equity on date of

acquisition of the BC Company $ 5,352,932

In May 2000, the Company completed a 10:1 forward split of its outstanding stock. This forward split increased the number of issued and outstanding shares from 600,000 (1,600,000 previously outstanding less the 1,000,000 shares which were cancelled) to 6,000,000.

Subsequent to completion of the share exchange on April 30, 2000, the BC Company (the Company's wholly-owned subsidiary) received subscriptions for 340,000 additional shares. The Company elected to convert such shares to shares of its own common stock on the same terms as it completed the share exchange. Therefore, effective as of July 4, 2000 the Company issued 340,000 additional shares in exchange for shares of the BC Company

In May 2000, following completion of the forward split, the Company authorized the issuance of 250,000 restricted shares as compensation for consulting services at a price of CAD$1.50 per share, to the following:

Number of Consideration Equivalent

Name Shares Cad$ US$

Robert Gelfand 50,000 $ 75,000 $ 50,480

Fred Fisher 200,000 300,000 201,920

250,000 $ 375,000 $ 252,400

Accordingly, the amount of $252,400 was recorded as stock-based compensation in the financial statements for the year ended December 31, 2000.

T.Z.F. International Herbs Investment Inc., which is now a wholly-owned subsidiary of the Company, owns the formula and all distribution and intellectual property rights, including trademark, patent and industry design rights, for Snow Lotus Tea products.

The Company and its wholly-owned subsidiary, the BC Company, are both based in Richmond, British Columbia, Canada.

On December 21, 2000 the BC Company acquired 100% of issued and outstanding shares of Tianan Investment Limited ("Tianan"), a British Virgin Islands company with an office in Hong Kong for the total price of HK$21,500,000 (US$2,758,847), which was paid in cash in three installments. The BC Company paid the first installment totaling HK $6,638,318.09 (approximately US $851,100) in two parts, on July 7 and July 10, 2000. The second installment of HK $6,261,681.91 (approximately US $802,800), and the final installment of HK$8,600,000.00 (approximately US $1,104,947), which were paid on October 20, 2000 and December 20, 2000, respectively, were both paid by Xin Chen, one of the principal shareholders.

The sole asset of Tianan is its 100% ownership of Tianan Pharmacy (Xiamen) Co., Ltd. ("Tianan Pharmacy"), a manufacturer of Chinese biological and herbal medicine products. Tianan Pharmacy has a plant which is located in the Torch High Tech Development Zone of Xiamen, China, where it currently conducts research and development and produces herbal and biological medicines which it distributes and sells in China.

As a result of the closing of this purchase transaction, Tianan became our wholly-owned subsidiary.

Assets and liabilities of Tianan at the date of acquisition on December 21, 2000, were as follows:

Assets

Cash and cash equivalents $ 103,910

Accounts receivable, trade 198,910

Short-term loans 831,875

Prepaid expense and deposit 5,069

Inventories 449,147

Deferred expense, net of amortization 27,957

Fixed assets, net of accumulated depreciation 1,405,851

Rights of use of land - 50 years 370,508

3,393,227

Liabilities

Accounts payable, trade 9,921

Accounts payable, others 42,176

Taxes payable 33,222

Deferred liabilities, pension 212,562

Bank loan 483,676

781,557

Net assets 2,611,670

Goodwill on acquisition 147,177

Total cash payments on acquisition $ 2,758,847

On December 31, 2000, the BC Company completed the purchase of all of the shares of T.Z.F. International Herbs (Jiangsu) Co. Ltd. ("TZF Jiangsu") (formerly Second Pharmacy Factory of Yancheng City), ("Second Pharmacy"), a Chinese corporation. The assets were purchased from The People's Government of JianWu County, JiangSu Province, the People's Republic of China. The purchase was completed pursuant to the terms of an Acquisition and Investment Agreement dated September 12, 2000.

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

The assets of TZF Jiangsu consist primarily of an automated assembly line used for the production of various pharmaceutical products. The Company will continue to use this equipment and factory for the production of pharmaceutical products and will seek to expand and improve the operations.

In addition to payment of the initial purchase price of RMB14,000,000 for purchase of the existing assets of TZF Jiangsu, the Acquisition and Investment Agreement contemplates that during the next three years we will invest an additional sum of RMB14,000,000 in fixed assets, technological improvements, research and development and marketing in order to improve and expand the operations of TZF Jiangsu. In return for the Company's commitment to make this additional capital investment, the seller, The People's Government of JianWu County, JiangSu Province, the People's Republic of China has agreed to grant the Company various incentives, including rent free occupancy of certain new plant space for 50 years, an agreement to refund certain Value Added Tax for 3 years, a 100% exemption from income taxes for three years commencing in 2001, a 50% exemption from income taxes for an additional 3 years thereafter, an exemption from the Industrial and Commercial Administration Charge and other industry fees for one year, and an exemption from a variety of other fees and surcharges during the period that the new plant space is under construction.

Assets and liabilities of TZF Jiangsu at the date of acquisition on December 31, 2000, were as follows:

Assets

Cash and cash equivalents $ 1,005,456

Accounts receivable, trade 1,675,847

Accounts receivable, others 701,927

Short-term loans 79,095

Inventories 861,460

Construction in progress 1,918,374

Fixed assets, net of accumulated depreciation 548,421

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

Total cash payments on acquisition $ 1,786,591

By an Acquisition and Investment Agreement dated December 31, 2000, the Company completed the purchase of all of the shares of Shenzhen Tianzifu Network Technology Ltd., ("Shenzhen TZF Net") (formerly Shenzhen Xinhaihu Industry Trading & Development Co., Ltd.), a Chinese corporation, and including its subsidiary, Meixian County Hengkang Pharmaceutical Company. The purchase price is $3,000,000, of which, $2,481,410 was paid, and the balance of $518,590 is recorded as payable on acquisition as a current liability in these financial statements.

The major businesses of Shenzhen TZF Net are in China and include pharmaceutical businesses, material supply, computer network software and hardware development and related business information consulting.

Shenzhen TZF Net. owns and operates a major health food and medicine online sales network, as outlined below through which Chinese products are marketed and brand products from North America and the rest of the world will be distributed under licenses. It also serves as T.Z.F's China headquarters, as it owns one subsidiary, directly, which is Meixian County Hengkang Pharmaceutical Company, and will administer the operations of all current and future T.Z.F. subsidiaries in China.

Shenzhen TZF Net operates a Chinese-Language health food Web site. Its objective is to centralize the management of the entire T.Z.F. network in China and to improve its efficiency and economic scale, including that of the manufacturing, sales and marketing functions. It proposes to expand the existing distribution network and channels of distribution of all current subsidiaries of T.Z.F. in China with its competitive edge and unique resources. It will carry out the T.Z.F. plan of building 200 chain counters and stores in the top 200 major department stores nationwide, and to open 50 licensed drug stores, 60 chain stores and 20 distribution centers in selected locations in China. After Shenzhen TZF Net has completed building the sales network platform domestically in China, it will then focus on attracting international suppliers of health food or related health care products that wish to export their products to China, and use this expanding international network to market Chinese health food products and herbal medicines. Shenzhen TZF Net proposes to be the flagship operation of an effective, competitive China-North America manufacturing, sales and marketing network.

Shenzhen TZF Net will apply the computer network and database technology that it has developed and is currently using in-house to consolidate, standardize and specialize its management and distribution systems in order to maximize operating efficiencies. It will implement a Retailer Management System, an Electronic Ordering System and an Electronic Data Interchange. Network Technology's head office will control the organization of the chain stores. Its online network will be able to present a virtual sales platform for the eventual B2B and B2C transaction. Shenzhen TZF Net proposes to have seven departments: marketing, merchandise, sales, information center, distribution center, general management/administration and accounting.

Meixian County Hengkang Pharmaceutical Company, is a wholly owned subsidiary of Shenzhen TZF Net. It was formed in 1995 and is located in Meixian County in Guangdong Province. It has a staff of 60 and is one of only few pharmaceutical wholesalers/retailers (out of 990 wholesale enterprises and 3,760 retailers) in Guangdong Province to meet the GSP requirements. Hengkang Pharmaceutical wholesales and retails chemical pharmaceutical preparation, antibiotic pharmaceutical preparations, Chinese traditional medicine preparations, Chinese traditional medicine tablets and health products throughout Southern China including Guanxi, Fujian and Hunan provinces. Hengkang Pharmaceutical plans to expand its facilities and market share in order to meet the growing demand for medicines and to become a major pharmaceutical distributor and wholesaler in Southern China.

Assets and liabilities of Shenzhen TZF Net at the date of acquisition on December 31, 2000, were as follows:

Assets

Cash and cash equivalents $ 416,994

Accounts receivable, trade 274,132

Short-term loans 517,487

Short-term investment 1,354,293

Inventories 12,033

Prepaid expenses 23,260

Fixed assets, net of accumulated depreciation 78,193

Investment in subsidiary,

Meixian Hengkang Pharmaceutical Company 532,044

Deferred Website development costs 74,724

3,283,160

Liabilities

Accounts payable, trade 6,829

Accounts payable, others 1,183,904

Taxes payable 151,804

1,342,537

Net assets 1,940,623

Goodwill on acquisition (note ) 1,059,377

Total payments required on acquisition $ 3,000,000

Amounts paid by December 31, 2000 2,481,410

Amount unpaid at December 31, 2000, recorded

as a current liability in these financial statements $ 518,590

The amount of $518,590 unpaid, bears no interest, is unsecured and has no specific due date.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, T.Z.F. International Herbs Investment Inc., Tianan Investment Limited (and its wholly-owned subsidiary Tianan Pharmacy (Xiamen) Co. Ltd.), TZF International Herbs (Jiangsu) Co. Ltd. and Shenzhen Tianzhifu Network Technology Ltd. All intercompany transactions and balances have been eliminated.

Basis of presentation

These consolidated financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States ("USGAAP). In the opinion of management, these unaudited consolidated financial statements affect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

Development stage company

The accompanying consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises", which include cumulative figures for the statement of operations and cash flows from the date of inception on September 15, 1998 to March 31, 2001.

Business Combinations

The Company uses the Purchase Method in accounting for its acquisitions and amortizes goodwill over a twenty year period.

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

Use of estimates

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Compensated absences

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

Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2001 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

Depreciation is remeasured at historical exchange rates that existed at the time the underlying related asset was acquired.

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Beginning balance	$ 4,383	$ -
Change during the period	(8)	--
Ending balance	$ 4,375	$ --

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

Inventories

The inventories are recorded at the lower of cost or market. As at March 31, 2001 the inventories total $1,566,665 (see notes 7)

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

Web Site Development Expenses

Web site development expenses relate to the development of new online services and consist principally of employee compensation, as well as costs for content, facilities and equipment. The consensus in the Financial Accounting Standards Board Emerging Issues Task Force (EITF) Issue No. 00-2, Accounting for Web Site Development Costs, requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Development expenses of $101,588 have been capitalized and will be either expensed in 2001 or amortized over a period of 30 months after completion the Web Site (note 13)

Shipping and Handing Fees and Costs

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

Note 3. CASH AND CASH EQUIVALENTS - $866,922

The total for cash and equivalents as at March 31, 2001, is made up as follows:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Petty cash	$	$ 0	$ 721	$ 9,025	$ 290	$ 10,036
Cash in trust			435			435
Cash in bank	14,439	47,782	91,024	620,865	41,626	815,736
Short-term deposits		20,039		20,676		40,715
Total	$ 14,439	$ 68,256	$ 91,745	$650,566	$ 41,916	$866,922

Note 4. ACCOUNTS RECEIVABLE - $5,617,569 (see note 30 re past operations of subsidiaries)

This balance represents the following:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Accounts receivable, trade	$97,254	$ 578,432	$ 421,411	$1,458,151	$ 529,253	$3,084,491
Accounts receivable, Canadian GST		$18,541				$ 18,541
Short-term loans			796,590	6,046	817,163	1,619,799
Accounts receivable, others		15,249		879,489		894,738
Total	$ 97,254	$612,222	$1,218,001	$2,343,676	$ 1,346,416	$5,617,569

Note 5. PREPAID EXPENSES AND DEPOSITS - $67,601

The balance of prepaid expense and deposit as at March 31, 2001, are as follows:

	The BC Company	Tian'an	Shenzhen TZF Net	Total
Rental deposits	$ 5,384	$	$	$ 5,384
Deposit for supplies	970	(59)	61,306	62,217
Total	$6,354	(59)	$ 61,306	$ 67,601

Note 6. SUBSCRIPTIONS RECEIVABLE - $406,434

As at September 11, 2000, Mr. Chung Yiu Chung signed a subscription agreement with the Company, whereby he subscribed for 561,798 common share of the Company at a price of CAD$1.50 per share, of which, 162,994 common shares were issued and paid. The balance of $406,434 is unpaid and is disclosed as a current asset in these financial statements.

Note 7. INVENTORIES - $1,566,665

The inventories as at March 31, 2001, are made up as follows:

	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Raw materials	$	$ 51,001	$ 86,422		$$137,423
Packaging materials	22,947	16,362	481,738		521,047
Finished products		515,558	147,981		663,539
Other			202,217	43,439	244,656
Total	$ 22,947	$582,921	$917,358	$ 43,439	$1,566,665

Note 8. INVESTMENT IN GUANGDONG HONGKANG MEDICAL COMPANY

As at March 31, 2001, Shenzhen TZF Net had advanced $532,044 to Guangdon Hongkang Medical Company for that company to establish a new marketing network. It is proposed that the aforementioned company will acquire the operations of and ownership of Meixian Hengkang Pharmaceutical Company in 2001.

Note 9. FIXED ASSETS

The totals for fixed assets and accumulated depreciation as at March 31, 2001, are made up as follows:

Cost	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Computer equipment	$ 14,364	$	$	$	$ 14,364
Office equipment	14,286				14,286
Vehicles	19,025				19,025
Buildings and improvement	38,426	1,312,794			1,351,220
Mechanic devices		321,187			321,187
Shipping devices		21,685			21,685
Electronic devices				75,491	75,491
Other		313,980	1,342		315,322
Total	86,101	1,969,646	1,342	75,491	2,132,580
Accumulated Depreciation
Computer equipment	2,590				2,590
Office equipment	3,172				3,172
Vehicles	3,168				3,168
Buildings and improvement	8,408	260,935			269,343
Mechanic Devices		121,175			121,175
Shipping Devices		19,517			19,517
Electronic Devices				3,872	3,872
Other		197,175			197,175
Total	17,338	598,802	0	3,872	620,012
Net Book Value
Computer equipment	11,774				11,774
Office equipment	11,114				11,114
Vehicles	15,857				15,857
Buildings	30,018	1,051,859	0	0	1,081,877
Mechanic Devices		200,012	0	0	200,012
Shipping Devices		2,168	0	0	2,168
Electronic Devices		0	0	71,619	71,619
Other		116,805	1,342	0	118,147
Total (to Schedule A)	$ 68,763	$1,370,844	$ 1,342	$ 71,619	$1,512,568

Note 10. FIXED ASSETS - OTHERS

As at March 31, 2001, other fixed assets of $788,481 represents the residual value of fixed assets located at TZF Jiangsu.

Note 11. FIXED ASSETS - CONSTRUCTION IN PROGRESS

The construction in progress of $2,146,980 as at March 31, 2001, applies to new buildings and related equipment located at TZF Jiangsu and will not be depreciated until the building has been completed and the equipment put into use during 2001. The additional cost to complete is approximately $2,424,598 , see note 27, contractual commitments.

Note 12. GOODWILL

As at March 31, 2000, goodwill of $1,206,554 is made up as follows:

	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Goodwill on acquisition	$147,177		$$1,059,377	$1,206,554

The goodwill will be amortized over a twenty year period and will be evaluated on an annual basis as to any possible impairment, and, accordingly amortization of $15,082 is recorded in the quarter ended March 31, 2001.

Note 13. INTANGIBLE ASSETS - DEFERRED COSTS

As at March 31, 2001, deferred costs of $101,588 are made up as follows:

	Tian'an	Shenzhen TZF Net	Total
Website development - to be amortized over 30 months after completion of website		$$70,987	$70,987
New product development costs - to be expensed in 201	30,601		30,601
Total	$ 30,601	$70,987	$101,588

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

Amortization of the cost of the technology will commence when the products relating to the technologies are available to be marketed; which is expected to be effective in 2001. The amortization period is for ten years on a straight-line basis. No amortization of these technology rights is included in these financial statements for the quarter ended March 31, 2001.

Note 15. ACCOUNTS PAYABLE AND ACCRUED

Details of the total of accounts payable and accrued as at March 31, 2001, are as follows:

	TZF US Company	The BC Company	Tian'an	Second Pharmacy	Shenzhen TZF Net	Total
A/R Trade	$	$ 60,819	$132,640	$765,411	$135,628	$1,094,498
Accrued payroll taxes		59,228	0	55,885		115,113
Taxes payable			18,528	273,130	133,072	424,730
Other payables	2,118	51,153	35,203	334,834	557,547	980,855
Total	$ 2,118	$171,200	$186,371	$1,429,260	$826,247	$2,615,196

Note 16. MANAGEMENT FEES PAYABLE - $176,671

Detail of the total of management fees payable as at March 31, 2001, are as follows:

Mr. Xin Chen $ 87,195

Mr. Chung Yu 59,365

Mr. Eric Liu 30,111

Total $ 176,671

Note 17. RELATED PARTY TRANSACTIONS

a) By Director Resolution, each of Mr. Eric Liu, Director and Vice-president of the Company, Mr. Chung Yu, Director and CEO of the Company and Mr. Xin Chen, Director and Chairman of the Company, respectively, will be paid CAD$8,000 per month as remuneration effective December 1, 1998. Payment of such director's fees may be deferred until such time as the Company has had an Initial Public Offering (IPO), or as the Board of Directors may otherwise decide in view of the financial situation of the Company at that time.

As at March 31, 2001, management fees payable for which payment was deferred total $176,671 (see note 16).

b) The amount of $515,053 is due to related parties as at March 31, 2001, is unsecured, non interest bearing, with no specific terms of repayment, and due to the following:

Mr. Xin Chen $499,776

Mr. Chung Yu 15,277

Total $ 515,053

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

d) During the fiscal year ended December 31, 2000, Mr. Xin Chen, Director and Chairman of Board of Directors of the Company, advanced a total of approximately $5,500,000 on behalf of the Company. These funds were used in part for purchase of the assets of TZF Jiangsu, and in part for purchase of all of the issued and outstanding stock of Tian'an Investments Limited, a British Virgin Islands Corporation (which was completed on December 21, 2000) and part of the payment on the acquisition of 100% issued and outstanding shares of Shenzhen T.Z.F. Network Technologies Co., Ltd.

On December 28, 2000, the Company signed a Debt Settlement Agreement with Mr. Xin Chen. Mr. Chen agreed to take 10,000,000 common shares of the Company at a price of CAD$0.75 (US$0.50) per share to repay $5,000,000 of his loan. These shares have warrants attached entitling the holder to purchase additional 10,000,000 common shares of the Company at a price of CAD$1.50 per share until December 28, 2001, and thereafter, at a price of CAD$2.50 per share until December 28, 2002.

Note 18. BANK LOANS

Details of bank loans as at March 31, 2001, are as follows:

a) Tianan

As at October 20, 2000, Tianan obtained a one year term loan of RMB4,000,000 (equivalent to US$483,676) from Bank of China Xiamen Branch at an interest rate of 6.435% per annum payment monthly. This loan is secured by the assets of Tianan.

b) TZF Jiangsu

As at March 31, 2001, TZF Jiangsu has bank loans, as follows, secured by its assets:

	Period of Loan	Principal Chinese RMB	Principal Equivalent to US$	Interest Rate/Monthly
Industries and Commerce of Jianhu, China	3/5/01-9/5/01	800,000	96,736	0.63315%
	7/25/00-5/5/01	2,528,000	305,683	0.63315%
	8/28/00-6/5/01	1,750,000	211,608	0.63315%
	9/5/00-7/5/01	1,600,000	193,470	0.63315%
	11/25/00-9/5/01	1,882,000	227,570	0.63315%
Chief Construction Bank	12/29/00-7/17/01	500,000	60,459	0.685%
Total		9,060,000	1,095,526

c) Summary of Bank loans

	Tian'an	TZF Jiangsu	Total
Bank of China Xiamen Branch	$483,676		$$483,676
Industries and Commerce Bank of Jianhu		1,035,067	1,035,067
China Construction Bank		60,459	60,459
Total	$483,676	$1,095,526	$1,579,202

Note 19. LONG-TERM LIABILITIES

a) The long-term debt of $295,399 represents long-term accounts payable owing by Second Pharmacy

b) The deferred liabilities for pensions applies to Tianan. This is a provision for pension liabilities.

Note 20. CAPITAL STOCK

a) Authorized: 100,000,000 common shares with a par value of $0.0001 each per share.

b) Issued and outstanding common shares as at March 31, 2001 are as follows:

	Issued Date	Number of Shares	Par Value	Additional Paid-in Capital	Total
private placement	9/25/98	1,000,000	$ 1,000	$ 1,500	$ 2,500
Balance	12/31/98	1,000,000	1,000	1,500	2,500
private placement	2/17/99	600,000	600	59,400	60,000
Balance	12/31/99	1,600,000	1,600	60,900	62,500
cancellation of common stock	4/30/00	(1,000,000)	(1,00)	1,000
Balance, before forward split	4/30/00	600,000	$ 600	$ 61,900	$ 62,500
10:1 forward split	5/15/00	6,000,000	600	61,900	62,500
issuance of stock for services	5/15/00	250,000	25	252,375	252,400
acquisition of the BC Company	5/15/00	18,451,843	1,845	5,351,087	5,352,932
issuance for cash	7/4/00	340,000	34	343,216	343,250
issuance for cash	9/30/00	615,466	62	621,286	621,348
issuance for cash	10/19/00	10,000	1	10,999	11,000

issuance for cash	11/19/00	230,000	23	252,977	253,000
issuance for debt	12/28/00	10,000,000	1,000	4,999,000	5,000,000
negative goodwill	12/31/00			3,333,103	3,333,103
Capital contributed	1/1/01			177,946	177,946
Balance	3/31/01	35,897,309	$ 3,590	$15,403,889	$15,407,479

c) Outstanding Warrants at March 31, 2001

537,000 warrants to purchase 537,000 common shares exercisable at CAD$1.50 per share until December 17, 2001

2,231,311 warrants to purchase 2,231,311 common shares exercisable at CAD$2.50 per share until December 17, 2001

10,000,000 warrants to purchase 10,000,000 common shares exercisable at CAD$1.50 per shares until December 28, 2001, and thereafter exercisable at CAD$2.50 per share until December 28,2002 (see note 17(d))

12,768,311

Note 21. INCOME TAXES

a) The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 1999, disclosing no income taxes payable to the US Internal Revenue Service.

b) The BC Company has not filed any Federal Income Tax Returns since its incorporation on May 15, 1998 and will be filing 1999 and 2000 Income Tax Returns in the second quarter of 2001. To December 31, 1999, the BC Company had a total loss of CAD$482,634 (equivalent to US$321,756). No provision for Canadian Income Taxes is provided for in these consolidated financial statements as the profit is reduced by other costs of the Company.

Note 22. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses and deposits, subscriptions receivable, short-term investment, inventories, accounts payable and accrued, management fees payable, balances due to related parties, the amount payable on an acquisition and long-term liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 23. LEASE OBLIGATIONS

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

  Vehicle Leases

On July 29, 1999, the Company entered into a 36 month lease with Mercedes-Benz Credit of Canada Inc. for two vehicles to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations are as follows:

2001 CAD$ 20,927

2002 CAD$ 12,207

d) Lease of Premises

The Company entered into a lease for offices on April 26, 1999 with Omnia Overseas Trading Ltd. for three years for monthly rent and costs of CAD$3,133.51, that commenced on July 1, 1999.

The first and the last months rent of CAD$6,631.15 is due at the time of signing. This amount has been paid and is recorded as prepaid expense and deposit as at December 31, 2000.

Summary of lease obligations

Year	CND$	Equivalent US$
2001	$62,803	$42,269
2002	34,545	23,250
2003	995	670
	$98,343	$66,189

These lease payments are not capitalized, but are expensed as they are incurred.

Note 24. PENSION AND EMPLOYMENT LIABILITIES

The Company has liabilities which are deferred as at March 31, 2001, for pension, post-employment benefits or post-retirement benefits in Tianan in the amount of $390,508. The parent company and other subsidiary companies, (except for Tianan) do not have any liabilities for pensions and related costs.

Note 25. DISTRIBUTORSHIP AGREEMENTS

The Company enters into various distributorship agreements with independent third parties to market products of the Company and its subsidiaries.

Note 26. LAWSUITS

Expediter Sales Ltd. ("Expediter") v. the BC Company

There is a claim filed against the BC Company by Expediter alleging a breach of contract and misrepresentation. Expediter is seeking damages for alleged loss of profits, loss of business and goodwill, misrepresentation, set-up expenses and the alleged wrongful use of Expediter's name, and an injunction to prevent the BC Company from selling and herbal tea in Canada. The BC Company terminated the contract of Expediter for non-performance and has, accordingly, counterclaimed against Expediter for outstanding debts unpaid by Expediter. No provision has been made in these financial statements for any potential costs or contingent assets relating to this matter as the results of the claim and counterclaim are not determinable at this time.

Note 27. CONTRACTUAL COMMITMENTS

A subsidiary, TZF Jiangsu has contractual obligations totalling $2,424,598, at March 31, 2001, to builders, suppliers and subtrades relating to construction in progress of buildings and for purchase of equipment.

Note 28. SALES IN CANADA

The Company maintains a products analysis and quality control system in Canada, for its products to be distributed, in order to ensure that its products conform to relevant regulatory and health requirements. Where any products are found not to meet the regulatory requirements, the Company will immediately take such measures as necessary, or cause such measures to be taken, so that the said regulatory requirements are complied with.

Note 29. SHORT-TERM INVESTMENT

As at March 31, 2001, Shenzhen TZF Net invested $1,354,293 in Shenzhen Shenqqi Investments Ltd. for a one year term (October 12, 2000 to October 12, 2001.) This investment is secured by the assets of Shenzhen Shengqi Investments Ltd. and guaranteed at least 12% return per annum.

Note 30. REVENUES OF ACQUISITIONS

The Company has acquired four subsidiary companies and they are recorded as a purchase. Operating figures of these acquisitions are disclosed from the date of acquisition. Details of the operating figures for the Company and four subsidiary companies for the three month period ended March 31, 2001, extracted from the applicable financial statements of those companies, are as follows:

	TZF US Company	The BC Company	Tian'an	Second Pharmacy	Shenzhen TZF Net	Total
Revenue
Sales	$146,234	$ 210	$ 246,175	$ 240,972	$652,955	$1,286,546
Cost of sales	38,056	0	91,293	129,513	494,839	753,701
Gross profit	108,178	210	154,882	111,459	158,116	532,845
Selling expenses		16,510	15,820	38,137	5,852	76,319
	108,178	(16,300)	139,062	73,322	152,264	456,526
Other income	42	2,148	3,821	121,343	36,276	163,630
	108,220	(14,152)	142,883	194,665	188,540	620,156
Administrative costs	33,590	145,184	33,251	68,088	16,509	296,622
Amortization of goodwill			1,840		13,242	15,082
Depreciation		4,303	37,482		198	41,983
	33,590	149,487	72,573	68,088	29,949	353,687
Profit (loss) before	74,630	(163,639)	70,310	126,577	158,591	266,469
Income taxes			10,822	0	25,775	36,597
Net Profit (loss)	$ 74,630	$(169,639)	$ 59,488	$126,577	$132,816	$229,872

Note 31 DISTRIBUTION AGREEMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements. Certain statements contained in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future, and which for that reason, involve risk and uncertainty, since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," "goal" and "objective" often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements of our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10QSB should be construed as a guarantee or assurance of future performance or future results.

Background. The Company's business plan is to build a vertically and horizontally integrated network of health food distribution centers and retail counters in China that will sell products both under the T.Z.F. brand name and under other Chinese and Western brand names. The Company also intends to introduce several of its Chinese health food products to the North American market.

During the fiscal year ended December 31, 2000, the Company completed several acquisitions. However, the acquisitions which were the most significant were all completed in December, 2000, at the end of the fiscal year. Therefore, the first quarter of the current fiscal year is the first period for which the Company was involved in management of the operations of these subsidiaries. As a result, during the first quarter the Company focused its efforts on integrating and consolidating the operations of its newly acquired subsidiaries and on preparing them for development and expansion of their operations.

Specific activities by the Company during the quarter ended March 31, 2001, included establishing its China headquarters in Shenzhen, creating an organizational structure for its various subsidiaries by assigning management responsibilities and duties to Company personnel, and taking initial steps directed toward development of its distribution network in China. One example of the Company's efforts to expand its distribution network is the fact that during the first quarter, its subsidiary, Shenzhen Tianzifu Network Technology, Ltd., opened 5 health food counters in department stores in Sichuan province and executed agreements to open health food counters in 16 additional department stores.

Financial Condition and Results of Operations. There have been no materials changes in the Company's financial condition and results of operation since the end of the last fiscal year. However, as a result of the acquisition of its subsidiaries, the Company's financial condition and results of operation for the period ended March 31, 2001 are so significantly different than its financial condition and results of operation for the period ended March 31, 2000 that no meaningful comparison is possible.

For example, the Company's total assets as of March 31, 2001 are $21,958,368, as compared to total assets of $21,669,864 as of December 31, 2000 and total assets of $53,439 as of March 31, 2000. Total current liabilities as of March 31, 2001 were $5,404,712 as of March 31, 2001, as compared to total current liabilities of $5,513,279 as of December 31, 2000 and 0 current liabilities as of March 31, 2000. Sales revenue and net profit for the quarter ended March 31, 2001 were $1,286,546 and $229,872, respectively, as compared to 0 sales revenue and a net loss of $431 for the quarter ended March 31, 2000.

Need for Additional Capital. The Company plans to invest a total of up to US $68 million into its subsidiaries by the end of 2001. These funds are expected to be raised through private placement or public sale of its of securities, or through loans or additional investments from existing shareholders. However, the Company does not currently have any commitments to provide any additional capital, and there is no assurance that the Company will be able to raise all, or any substantial portion, of the funds required to carry out its plan of operations for fiscal 2001. In the event the Company is not able to raise all, or a substantial portion of the funds, it will be required to limit its expansion plans, and to substantially modify its plan of operations.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the first quarter ending March 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed during the quarter for which this report is filed:

  Report on Form 8-K dated December 21, 2000, to report the acquisition of all of the issued and outstanding capital stock of Tian'an Investments Limited. The report did not contain any financial statements.

  Report on Form 8-K dated December 31, 2000, to report the purchase of the assets of Second Pharmacy Factory of Yancheng City, a Chinese corporation, and to report an agreement with Mr. Xin Chen to convert his $5,000,000 loan to an equity investment. The report did not contain any financial statements.

  Report on Form 8K/A dated December 21, 2000, to report the acquisition of all of the issued and outstanding capital stock of Tian'an Investments Limited. The report included audited financial statements of Tian'an Investments Limited as of December 31, 2000 and December 31, 1999.
  Report on Form 8K/A dated December 31, 2000 to report the purchase of the assets of Second Pharmacy Factory of Yancheng City, a Chinese corporation, and to report an agreement with Mr. Xin Chen to convert his $5,000,000 loan to an equity investment. The report included reviewed financial statements of Second Pharmacy Factory as of December 31, 2000 and unaudited pro forma consolidated financial statements as of December 31, 1999, and as of September 30, 2000.
  Report on Form 8K dated December 31, 2000, to report acquisition of all the issued and outstanding common stock of Shenzhen Tianzifu Network Technology, Ltd., a Chinese corporation. The report included reviewed financial statements of Shenzhen Tianzifu as of December 31, 2000, and unaudited pro forma consolidated financial information as of December 31, 1999, and as of September 30, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

By:/S/ CHUNG YU

Chung Yu, President, Chief Executive Officer, and a Director

By: /S/ XIN CHEN

Xin Chen, Chairman of the Board

By: /S/ HONG LI

Hong Li, a Director

By: /S/ ROBERT S. HALLAM

Robert S. Hallam, a Director

By: /S/ CHUN SHENG GUO

Chun Sheng Guo, a Director

By: /S/ QING LIU

Qing Liu, Vice President and a Director

Date: May 17, 2001