Form 10QSB
period 2001-06-30
TZF INTERNATIONAL INVESTMENTS INC
filed 2001-08-14
CIK 1116350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2001.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2001, there were 35,897,309 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended June 30, 2001

INDEX TO FINANCIAL STATEMENTS:

Independent Accountants' Review Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Retained Earnings (Deficit)
Consolidated Statements of Cash Flows
Schedule of Fixed Assets/Intangible Assets
Consolidated Statement of Changes in Stockholders' Equity
Notes to Consolidated Financial Statements

MOEN AND COMPANY

CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower	Telephone:	(604) 662-8899
701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors and Shareholders of T.Z.F. International Investments, Inc.

(formerly Sabai Sabai Enterprises, Corp.)

(A Nevada Corporation)

We have reviewed the accompanying Consolidated Balance Sheets of T.Z.F. International Investments, Inc. (formerly Sabai Sabai Enterprises, Corp.) (A Nevada Corporation) as of June 30, 2001 and June 30, 2000, and the Consolidated Statements of Operations, Cash Flows and Changes in Stockholders' Equity for the six month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the America Institute of Public Accountants. All information included in these financial statements is the representation of the management of T.Z.F. International Investments, Inc.

A review consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with United States generally accepted accounting principles (GAAP).

"Moen and Company"

Chartered Accountants

Vancouver, British Columbia, Canada

July 27, 2001

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES, CORP)

(A Nevada Corporation)

Consolidated Balance Sheets

June 30, 2001 and June 30, 2000

(In U.S. Dollars)

(Unaudited)

			2001	2000
		Assets
Current Assets
Cash and cash equivalents (note 3)			$1,633,610	$1,418,183
Accounts receivable (note 4)			5,615,010	17,591
Prepaid expenses and deposits (note 5)			221,152	5,382
Subscriptions receivable (note 6)			406,434	--
Short-term investment - secured (note 29)			1,550,674	--
Inventories, at lower cost or market (note 7)			2,185,094	206,532
TOTAL CURRENT ASSETS			11,611,974	1,647,688
Fixed Assets - Schedule A			6,433,193	76,751
Intangible Assets - Schedule A			4,140,831	4,038,229
Goodwill, at cost less accumulated amortization - (note 12)			1,176,390	--
TOTAL ASSETS (Subject to charges - Note 18)			$23,362,388	$5,762,668
Liabilities and Stockholders' Equity
Current Liabilities
Bank loans - secured (note 18)			$1,917,775	$--
Accounts payable and accrued (note 15)			2,783,372	176,397
Payable on acquisition of Shenzhen Tianzhifu Network Technology Ltd. (note 1)			518,590	--
Management fees payable (note 16)			224,538	150,726
Due to related parties, unsecured, non interest
bearing, with no specific terms of repayment (note 17(b))			515,053	76,585
TOTAL CURRENT LIABILITIES			5,959,328	403,708
Long-term Liabilities
Long-term debt (note 19)			295,399	--
Deferred liabilities - pensions (note 24)			212,562	--
			507,961	--
Minority interest (note 8)			108,680	--
Stockholders' Equity
Capital stock (note 20)
Authorized
100,000,000 common shares at $0.0001 par value
Issued
35,897,309 common shares (2000 - 1,600,000 shares) - par value			3,590	2,470
Paid in capital in excess of par value of stock			15,403,889	5,665,362
280,000 shares subscribed but unissued			--	282,676
Retained earnings (deficit)			1,374,761	(591,752)
Cumulative translation (note 2)			4,179	204
			16,786,419	5,358,960
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY			$23,362,388	$5,762,668

Approved on behalf of the board:
"Xin Chen"	, Director

"Chung Yu"	, Director

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES, CORP)

(A Nevada Corporation)

Consolidated Statements of Operations

(In U.S. Dollars)

(Unaudited)

	Cumulative From
	Inception Date
	of Sep. 15, 1998		Quarter Ended		Six Months Ended
	to June 30,		June 30,		June 30,
	2001	2001	2000	2001	2000
Revenue
Sales	$7,966,199	$4,811,377	$1,630	$6,097,923	$1,630
Cost of sales	5,088,636	3,460,877	--	4,214,578	--
	2,877,563	1,350,500	1,630	1,883,345	1,630
Other income	488,666	96,616	431	260,246	1,046
	3,366,229	1,447,116	2,061	2,143,591	2,676

Selling expenses	168,988	92,669	19,040	168,988	19,040
Administration Costs	1,194,019	344,719	306,065	641,341	307,111
Depreciation	98,215	42,641	2,201	84,624	2,201
Deferred lease expenses write off			5,046		5,046
Amortization of Goodwill	30,164	15,082	--	30,164	--
Stock-based compensation	252,400	--	252,400	--	252,400

	1,743,786	495,111	584,752	925,117	585,798
Profit (loss) before income taxes	1,622,443	952,005	(582,691)	1,218,474	(583,122)
Income taxes	211,553	174,956		211,553
	1,410,890	777,049	(582,691)	1,006,921	(583,122)
Minority interest	36,129	36,129		36,129
Net profit (loss) for the period	$1,374,761	$740,920	$(582,691)	$970,792	$(583,122)

Basic profit per share		$0.02	$(0.03)	$0.03	$(0.06)
Diluted profit per share		$0.02	$(0.03)	$0.03	$(0.06)
Weighted average number of
common shares used to
compute profit per share
Basic		35,897,309	16,667,862	35,897,309	9,133,947
Diluted		35,897,309	16,667,862	35,897,309	9,133,947

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES CORP.)

(A Nevada Corporation)

Consolidated Statements of Retained Earnings (Deficit)

(In US Dollars)

June 30, 2001

(Unaudited)

	Cumulative From
	Inception Date				Six Months
	of Sep. 15, 1998		Quarter Ended		Ended
	to June 30,		June 30,		June 30,
	2001	2001	2000	2001	2000
Retained earnings (deficit),
beginning of period		633,841	(9,061)	403,969	(8,630)
Net profit (loss) for the period	1,374,761	740,920	(582,691)	970,792	(583,122)
Retained earnings (deficit),
end of period	$1,374,761	$1,374,761	$(591,752)	$1,374,761	$(591,752)

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES CORP.)

(A Nevada Corporation)

Consolidated Statements of Cash Flows

(In US Dollars)

(Unaudited)

	Cumulative From
	Inception Date
	of Sep. 15, 1998		Quarter Ended		Six Months Ended
	to June 30,		June 30,		June 30,
	2001	2001	2000	2001	2000

Cash derived from (used for)
Operating activities
Net profit (loss) for the period	$1,374,761	$740,920	$(582,691)	$970,792	$(583,122)
Items not requiring use of cash
Depreciation	98,215	42,641	2,201	84,624	2,201
Amortization of goodwill	30,164	15,082	--	30,164	--
Deferred lease expense write off			5,046		5,046
Stock-based compensation	252,400	--	252,400	--	252,400
Minority interest	108,680	108,680		108,680
Cumulative translation	4,179	(196)	204	(204)	204
Changes in non-cash
working capital items
Accounts receivable	(5,615,010)	2,559	(4,374)	(410,033)	(4,374)
Prepaid expenses and deposits	(221,152)	(153,551)	--	(186,468)	--
Inventories	(2,185,094)	(618,429)	--	(940,452)	--
Subscriptions receivable	(406,434)		374,546		374,546
Accounts payable and accrued	2,783,372	168,176	15,038	32,942	14,538

	(3,775,919)	305,882	62,370	(309,955)	61,439
Financing activities
Issuance of shares for cash	7,605,801	--	--	--	--
Net gain on acquisition	3,333,103	--	--	--	--
Capital contributed	177,946		--	177,946	--
Management fees payable	224,538	47,867	(17,479)	74,534	(17,479)
Advance on share subscriptions			282,676		282,676
Payable on acquisitions	518,590	--	--	--	--
Bank loans	1,917,775	338,573	--	338,573	--
Long-term debt	295,399		--	(10,739)	--
Deferred liabilities, pension	212,562		--		--
Due to related parties	515,053	--	15,830	--	15,830
	14,800,767	386,440	281,027	580,314	281,027
Investing activities
Fixed assets acquired	(6,531,408)	(260,283)	(19,025)	(641,202)	(19,025)
Intangible assets	(102,602)	(1,014)	--	79	--
Goodwill	(1,206,554)	--	--	--	--
Investment in Hongkong		532,044	--	532,044	--
Short-term investment	(1,550,674)	(196,381)	--	(196,381)	--

	(9,391,238)	74,366	(19,025)	(305,460)	(19,025)

Cash, increase during the period	1,633,610	766,688	324,372	(35,101)	323,441
Cash, beginning of period		866,922	1,093,811	1,668,711	1,094,742
Cash, end of period	$1,633,610	$1,633,610	$1,418,183	$1,633,610	$1,418,183

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES CORP.)

(A Nevada Corporation)

Schedule of Fixed Assets/Intangible Assets

As at June 30, 2001

(In US Dollars)

(Unaudited)

Schedule A

		Accumulated
	Cost	Depreciation	Net
Fixed Assets
Deferred lease expense	$3,556	$1,112	$2,444
Deferred expenses - other - TZF Jiangsu	222,664	--	222,664
Fixed assets of operating companies
- note 9	2,354,704	662,653	1,692,051
- note 10	793,813	--	793,813
Construction in progress - Note 11	2,115,743	--	2,115,743
Rights of use of land
Tianan	370,508	3,972	366,536
TZF Jiangsu	1,239,942	--	1,239,942
	$7,100,930	$667,737	$6,433,193

Intangible Assets
Technology rights - Note 14			$4,038,229
Deferred costs - Note 13			102,602
			$4,140,831

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES CORP.)

(A Nevada Corporation)

Consolidated Statements of Changes in Stockholders' Equity

From Date of Inception on September 15, 1998 to June 30, 2001

(In US Dollars)

(Unaudited)

	Number of		Additional	Total	Retained		Total
	Common	par	Paid-in	Capital	Earnings	Cumulative	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Translation	Equity

9/25/98 issuance of common
stock for cash	1,000,000	$1,000	$1,500	$2,500			$2,500
Net loss for the year ended December 31, 1998					(1,115)		(1,115)
Balance, December 31, 1998	1,000,000	1,000	1,500	2,500	(1,115)		1,385
2/17/99 issuance of common
stock for cash	600,000	600	59,400	60,000			60,000
Net loss for the year ended December 31, 1999					(7,515)		(7,515)
Balance, December 31, 1999	1,600,000	1,600	60,900	62,500	(8,630)		53,870
4/30/00 cancellation of
common stock and
transfer of par value to
paid-in capital (note 1)	(1,000,000)	(1,000)	1,000
Balance, April 30, 2000
before forward split	600,000	600	61,900	62,500	(8,630)		53,870

05/15/00 10 to 1 forward split	6,000,000	600	61,900	62,500	(8,630)		53,870
05/15/00 issuance of common
stock for services	250,000	25	252,375	252,400			252,400
05/15/00 issuance of common
stocks for the BC Company	18,451,843	1,845	5,351,087	5,352,932			5,352,932
7/4/00 issuance of common
stock for cash	340,000	34	343,216	343,250			343,250
9/30/00 issuance of common
stock for cash	615,466	62	621,286	621,348			621,348
10/19/00 issuance of common
stock for cash	10,000	1	10,999	11,000			11,000
11/19/00 issuance of common
stock for cash	230,000	23	252,977	253,000			253,000
12/28/00 issuance of common
stock for debt	10,000,000	1,000	4,999,000	5,000,000			5,000,000
Net profit for the year ended December 31, 2000					412,599		412,599
Negative goodwill - gain on
acquisition TZF Jiangsu - note 1			3,333,103	3,333,103			3,333,103
Cumulative translation						4,383	4,383
Balance, December 31, 2000	35,897,309	3,590	15,225,943	15,229,533	403,969	4,383	15,637,885
1/1/01 capital contributed			177,946	177,946			177,946
Net profit for six months ended June 30, 2001					970,792		970,792
Cumulative translation						(204)	(204)
Balance, June 30, 2001	35,897,309	$3,590	$15,403,889	$15,407,479	$1,374,761	$4,179	$16,786,419

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES CORP.)

(A Nevada Corporation)

Notes to Consolidated Financial Statements

June 30, 2001

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

Assets
Cash and short term deposits	$1,040,372
Accounts receivable	13,217
Capital stock subscriptions receivable	374,546
Prepaid expense and deposit	5,382
Inventories	206,532
Deferred lease expense, net of amortization	5,047
Fixed assets, net of accumulated depreciation	59,927
Intangible assets, technology rights	4,038,229
5,743,252
Liabilities
Accounts payable and accrued	114,917
Accrued payroll deductions payable	45,767
Management fees payable	168,205
Due to related parties	60,755
389,644
Net assets including cumulative translation	5,353,608
Cumulative translation, included in above, Booked in stockholders' equity of Sabai Sabai	(676)
Net value in exchange for 18,451,843 common Shares off Sabai Sabai and net equity on date of acquisition of the BC Company	$5,352,932

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

Name	Number of Shares	Consideration Cad$	Equivalent US$
Robert Gelfand	50,000	$ 75,000	$ 50,480
Fred Fisher	200,000	300,000	201,920
	250,000	$375,000	$252,400

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

Assets and liabilities of Shenzhen TZF Net at the date of acquisition on December 31, 2000, were as follows:

Assets
Cash and cash equivalents	$416,994
Accounts receivable, trade	274,132
Short-term loans	517,487
Short-term investment	1,354,293
Inventories	12,033
Prepaid expenses	23,260
Fixed assets, net of accumulated depreciation	78,193
Investment in subsidiary,
Meixian Hengkang Pharmaceutical Company	532,044
Deferred Website development costs	74,724
3,283,160
Liabilities
Accounts payable, trade	6,829
Accounts payable, others	1,183,904
Taxes payable	151,804
1,342,537
Net Assets	1,940,623
Goodwill on acquisition (note)	1,059,377
Total payments required on acquisition	$3,000,000
Amounts paid by December 31, 2000	2,481,410
Amount unpaid at December 31, 2000, recorded
as a current liability in these financial statements	$518,590

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

Development stage company

The accompanying consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises", which include cumulative figures for the statement of operations and cash flows from the date of inception on September 15, 1998 to June 30, 2001.

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

Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2001 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

Depreciation is remeasured at historical exchange rates that existed at the time the underlying related asset was acquired.

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

	Six Months Ended June 30, 2001	Six Months Ended June30, 2000
Balance, December 31, 2000 and 1999	$ 4,383	$ -
Change during the period	(204)	--
Balance, June 30, 2001 and 2000	$ 4,179	$ --

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

Inventories

The inventories are recorded at the lower of cost or market. As at June 30, 2001 the inventories total $2,185,094 (see note 7)

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

Web Site Development Expenses

Web site development expenses relate to the development of new online services and consist principally of employee compensation, as well as costs for content, facilities and equipment. The consensus in the Financial Accounting Standards Board Emerging Issues Task Force (EITF) Issue No. 00-2, Accounting for Web Site Development Costs, requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Development expenses of $101,588 have been capitalized and will be either expensed in 2001 or amortized over a period of 30 months after completion the Web Site (note 13).

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

Note 3. CASH AND CASH EQUIVALENTS - $1,633,610

The total for cash and equivalents as at June 30, 2001, is made up as follows:

	TZF US Company	The BC Company	Tian'an	TZF JiangSu	Shenzhen TZF Net	Total
Petty cash	$	$ 0	$ 386	$ 9,025	$ 2,585	$ 11,996
Cash in trust		435				435
Cash in bank	5,068	56,444	189,148	132,133	1,218,347	1,601,140
Short-term deposits		20,039				20,039
Total	$ 5,068	$ 79,918	$ 189,534	$141,158	$ 1,220,932	$1,633,610

Note 4. ACCOUNTS RECEIVABLE - $6,630,729 (see note 30 re past operations of subsidiaries)

This balance represents the following:

	TZF US Company	The BC Company	Tian'an	TZF JiangSu	Shenzhen TZF Net	Total
Accounts receivable, trade	$97,254	$ 1,528,497	$ 430,188	$1,522,099	$ 668,624	$4,246,662
Accounts receivable, Canadian GST		$21,493				$ 21,493
Short-term loans			6,046	6,046	407,947	420,039
Accounts receivable, others		15,249		911,567		926,816
Total	$ 97,254	$1,565,239	$436,234	$2,439,712	$ 1,076,571	$5,615,010

Note 5. PREPAID EXPENSES AND DEPOSITS - $221,152

The balance of prepaid expense and deposit as at June 30, 2001, is as follows:

	The BC Company	Tian'an	Shenzhen TZF Net	Total
Rental deposits	$ 5,384	$	$	$ 5,384
Deposit for supplies	970	(2,167)	216,965	215,768
Total	$6,354	(2,167)	216,965	$ 221,152

Note 6. SUBSCRIPTIONS RECEIVABLE - $406,434

On September 11, 2000, Mr. Chung Yiu Chung signed a subscription agreement with the Company, whereby he subscribed for 561,798 common share of the Company at a price of CAD$1.50 per share, of which 162,994 common shares were issued and paid. The balance of $406,434 is unpaid and is disclosed as a current asset in these financial statements.

Note 7. INVENTORIES - $2,185,094

The inventories as at June 30, 2001, are made up as follows:

	The BC Company	Tian'an	TZF JiangSu	Shenzhen TZF Net	Total
Raw materials	$	$ 97,232	$ 75,296		$$172,528
Packaging materials	22,947	20,655	518,238		561,840
Finished products		658,558	153,181		811,739
Other			224,227	414,760	638,987
Total	$ 22,947	$776,445	$970,942	$ 414,760	$2,185,094

Note 8. MINORITY INTEREST

As at June 30, 2001, the consolidated financial statements of Shenzhen TZF Net consists of Shenzhen TZF Net and its 88% owned subsidiary, Guangdong Hongkong Medical Company. Detailed calculation are as follows:

	Hongkong Medical	Percentage share of Shenzhen TZF Net	Shenzhen TZF Net Share	Minority Interest
Capital Stock	$604,595	88%	$532,044	$72,551
Retained earnings (commencing business on April 1, 2001)	0	88%	0	0
Net profit this period	301,075	88%	264,946	36,129
Total	$905,670	0	796,990	108,680

Note 9. FIXED ASSETS

The totals for fixed assets and accumulated depreciation as at June 30, 2001, are made up as follows:

Cost	The BC Company	Tian'an	TZF JiangSu	Shenzhen TZF Net	Total
Computer equipment	$ 14,364	$	$	$	$ 14,364
Office equipment	14,286				14,286
Vehicles	19,025				19,025
Buildings and improvement	38,426	1,312,794			1,351,220
Mechanic devices		321,187			321,187
Shipping devices		21,685			21,685
Electronic devices				82,996	82,996
Other		314,560	215,381		529,841
Total	86,101	1,970,226	215,381	82,996	2,354,704
Accumulated Depreciation
Computer equipment	3,535				3,535
Office equipment	3,751				3,751
Vehicles	4,440				4,440
Buildings and improvement	9,359	275,701			285,060
Mechanic Devices		128,402			128,402
Shipping Devices		19,517			19,517
Electronic Devices				7,599	7,599
Other		210,349			210,349
Total	21,085	633,969	0	7,599	662,653
Net Book Value
Computer equipment	10,829				10,829
Office equipment	10,535				10,535
Vehicles	14,585				14,585
Buildings	29,067	1,037,093		0	1,066,160
Mechanic Devices		192,785		0	192,785
Shipping Devices		2,168		0	2,168
Electronic Devices		0		75,397	75,397
Other		104,211	215,381	0	319,592
Total (to Schedule A)	$ 65,016	$1,336,257	$ 215,381	$ 75,397	$1,692,051

Note 10. FIXED ASSETS - OTHERS

As at June 30, 2001, other fixed assets of $793,813 represent the residual value of fixed assets located at TZF JiangSu.

Note 11. FIXED ASSETS - CONSTRUCTION IN PROGRESS

The construction in progress of $2,146,980 as at June 30, 2001, applies to new buildings and related equipment located at TZF JiangSu and will not be depreciated until the building has been completed and the equipment put into use during 2001. The additional cost to complete is approximately $2,424,598 , see note 27, contractual commitments.

Note 12. GOODWILL

As at June 30, 2001, goodwill of $1,206,554 is made up as follows:

	Tian'an	Shenzhen TZF Net	Total
Goodwill on acquisitions	$147,177	$1,059,377	$1,206,554
Accumulated amortization	3,680	26,484	30,164
Net book value	$143,497	$1,032,893	$1,176,390

The goodwill will be amortized over a twenty year period and will be evaluated on an annual basis as to any possible impairment, and, accordingly amortization of $30,164 is recorded in the quarter ended June 30, 2001.

Note 13. INTANGIBLE ASSETS - DEFERRED COSTS

As at June 30, 2001, deferred costs of $101,588 are made up as follows:

	Tian'an	Shenzhen TZF Net	Total
Website development - to be amortized over 30 months after completion of website		$$71,780	$71,780
New product development costs - to be expensed in 2001	30,822		30,822
Total	$ 30,822	$71,780	$102,602

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

Amortization of the cost of the technology will commence when the products relating to the technologies are available to be marketed; which is expected to be effective in 2001. The amortization period is for ten years on a straight-line basis. No amortization of these technology rights is included in these financial statements for the quarter ended June 30, 2001.

Note 15. ACCOUNTS PAYABLE AND ACCRUED

Details of the total of accounts payable and accrued as at June 30, 2001, are as follows:

	TZF US Company	The BC Company	Tian'an	Second Pharmacy	Shenzhen TZF Net	Total
A/P, Trade	$	$ 617,956	$189,649	$791,472	$107,531	$1,706,428
Accrued payroll taxes		59,228		30,784		90,012
Taxes payable			29,930	248,718	326,756	605,404
Other payables	2,118	57,206	33,241	288,963		381,528
Total	$ 2,118	$734,390	$252,640	$1,359,937	$434,287	$2,783,372

Note 16. MANAGEMENT FEES PAYABLE - $176,671

Detail of the total of management fees payable as at June 30, 2001, are as follows:

Mr. Xin Chen $ 103,195

Mr. Chung Yu 75,365

Mr. Eric Liu 45,978

Total $ $224,538

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

As at June 30, 2001, management fees payable for which payment was deferred total $224,538 (see note 16).

  The amount of $515,053 is due to related parties as at June 30, 2001, is unsecured, non interest bearing, with no specific terms of repayment, and due to the following:

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

d) During the fiscal year ended December 31, 2000, Mr. Xin Chen, Director and Chairman of Board of Directors of the Company, advanced a total of approximately $5,500,000 on behalf of the Company. These funds were used in part for purchase of the assets of TZF JiangSu, and in part for purchase of all of the issued and outstanding stock of Tian'an Investments Limited, a British Virgin Islands Corporation (which was completed on December 21, 2000) and part of the payment on the acquisition of 100% of the issued and outstanding shares of Shenzhen T.Z.F. Network Technologies Co., Ltd.

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

Note 18. BANK LOANS

Details of bank loans as at June 30, 2001, are as follows:

a) Tian'an

As at June 30, 2001, Tianan has bank loans, as follows, secured by its assets:

		Principal
	Period of Loan	Chinese RMB	Equivalent to US$	Interest Rate/Monthly
Bank of China	10/20/00-10/20/01	4,000,000	483,676	0.53625%
China Construction Bank	5/18/01-5/18/02	3,000,000	362,757	0.53625%
Total		7,000,000	846,433

b) TZF JiangSu

As at June 30, 2001, TZF JiangSu has bank loans, as follows, secured by its assets:

	Period of Loan	Principal Chinese RMB	Principal Equivalent to US$	Interest Rate/Monthly
Industries and Commerce Bank of Jianhu, China	6/30/01-6/30/02	8,859,998	1,071,342	0.63375%

c) Summary of Bank loans

	Tian'an	TZF JiangSu	Total
Bank of China Xiamen Branch	$483,676		$$483,676
Industries and Commerce Bank of Jianhu		1,071,342	1,071,342
China Construction Bank	362,757		362,757
Total	$846,433	$1,071,342	$1,917,775

Note 19. LONG-TERM LIABILITIES

a) The long-term debt of $295,399 represents long-term accounts payable owed by Second Pharmacy

b) The deferred liabilities for pensions applies to Tianan. This is a provision for pension liabilities.

Note 20. CAPITAL STOCK

a) Authorized: 100,000,000 common shares with a par value of $0.0001 each per share.

b) Issued and outstanding common shares as at June 30, 2001 are as follows:

	Issued Date	Number of Shares	Par Value	Additional Paid-in Capital	Total
private placement	9/25/98	1,000,000	$ 1,000	$ 1,500	$ 2,500
Balance	12/31/98	1,000,000	1,000	1,500	2,500
private placement	2/17/99	600,000	600	59,400	60,000
Balance	12/31/99	1,600,000	1,600	60,900	62,500
cancellation of common stock	4/30/00	(1,000,000)	(1,000)	1,000
Balance, before forward split	4/30/00	600,000	$ 600	$ 61,900	$ 62,500
10:1 forward split	5/15/00	6,000,000	600	61,900	62,500
issuance of stock for services	5/15/00	250,000	25	252,375	252,400
acquisition of the BC Company	5/15/00	18,451,843	1,845	5,351,087	5,352,932
issuance for cash	7/4/00	340,000	34	343,216	343,250
issuance for cash	9/30/00	615,466	62	621,286	621,348
issuance for cash	10/19/00	10,000	1	10,999	11,000

issuance for cash	11/19/00	230,000	23	252,977	253,000
issuance for debt	12/28/00	10,000,000	1,000	4,999,000	5,000,000
negative goodwill	12/31/00			3,333,103	3,333,103
Capital contributed	1/1/01			177,946	177,946
Balance	6/30/01	35,897,309	$ 3,590	$15,403,889	$15,407,479

c) Outstanding Warrants at June 30, 2001

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

12,768,311

Note 21. INCOME TAXES

a) The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 2000, disclosing no income taxes payable to the US Internal Revenue Service.

b) The BC Company has filed Federal Income Tax Returns for the years ended December 31, 1999 and 2000. To December 31, 2000, the BC Company had a total loss of CAD$482,634 (equivalent to US$321,756). No provision for Canadian Income Taxes is provided for in these consolidated financial statements as the profit is reduced by other costs of the Company.

Note 22. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses and deposits, subscriptions receivable, short-term investment, inventories, bank loans, accounts payable and accrued, management fees payable, balances due to related parties, the amount payable on an acquisition and long-term liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

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

c) Vehicle Leases

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

Summary of lease obligations

Year	CAD$	Equivalent US$
2001	$62,803	$42,269
2002	34,545	23,250
2003	995	670
	$98,343	$66,189

These lease payments are not capitalized, but are expensed as they are incurred.

Note 24. PENSION AND EMPLOYMENT LIABILITIES

The Company has liabilities which are deferred as at June 30, 2001, for pension, post-employment benefits or post-retirement benefits in Tianan in the amount of $212,562. The parent company and other subsidiary companies, (except for Tianan) do not have any liabilities for pensions and related costs.

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

Note 27. CONTRACTUAL COMMITMENTS

A subsidiary, TZF JiangSu has contractual obligations totaling $2,424,598, at June 30, 2001, to builders, suppliers and sub-trades relating to construction in progress of buildings and for purchase of equipment.

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

Note 29. SHORT-TERM INVESTMENT

As at June 30, 2001, Shenzhen TZF Net invested $1,354,293 in Shenzhen Shengqi Investments Ltd. for a one year term (October 12, 2000 to October 12, 2001). This investment is secured by the assets of Shenzhen Shengqi Investments Ltd. and is guaranteed at least 12% return per annum.

Note 30. REVENUES OF ACQUISITIONS

The Company has acquired four subsidiary companies and they are recorded as a purchase. Operating figures of these acquisitions are disclosed from the date of acquisition. Details of the operating figures for the Company and the four subsidiary companies for the six month period ended June 30, 2001, extracted from the applicable financial statements of those companies, are as follows:

	TZF US Company	The BC Company	Tian'an	TZF JiangSu	Shenzhen TZF Net	Total
Revenue
Sales	$146,234	$1,206,677	$ 489,199	$ 625,996	$3,629,817	$6,097,923
Cost of sales	38,056	683,344	212,533	417,160	2,863,485	4,214,578
Gross profit	108,178	523,333	276,666	208,836	766,332	1,883,345
Selling expenses		16,509	45,836	79,177	27,466	168,988
	108,178	506,824	230,830	129,659	738,866	1,714,357
Other income	70	2,306	65,683	121,827	70,360	260,246
	108,248	509,130	296,513	251,486	809,226	1,974,603
Administrative costs	43,079	317,588	81,853	98,001	100,850	641,341
Amortization of goodwill			3,680		26,484	30,164
Depreciation		8,606	74,544		1,474	84,624
	43,079	326,164	160,077	98,001	128,808	756,129
Profit (loss) before	65,169	182,966	136,436	153,485	680,418	1,218,474
Income taxes			21,017		190,536	211,553
	65,169	182,966	115,419	153,485	489,882	1,006,921
Minority Interest					36,129
Net Profit (loss)	$ 65,169	$182,966	$ 115,419	$153,485	$453,753	$970,792

Note 31 DISTRIBUTION AGREEMENTS

a) By agreement dated December 15, 2000, effective January 1, 2001, Trophic Canada Ltd. ("the Supplier"), granted TZF International Investments, Inc. (TZF) the exclusive right to promote, distribute, and sell the supplier's products within the "Territory" of China, which includes Hong Kong, SAR, for a period of five years. Continuation of this exclusive right is continent upon meeting or exceeding the purchase of products for a minimum of CAD$50,000 within the first distribution year, a minimum of CAD$200,000 within the second distribution year, and increases of approximately 20% in each of the subsequent distribution years.

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

b) By agreement dated June 22, 2001, effective June 22, 2001, Puresource Inc. ("the Supplier") granted TZF International Investments, Inc. (TZF) the exclusive right to promote, distribute, and sell the supplier's products within the "Territory" of China, which includes Hong Kong, SAR, for a period of five years. Continuation of this exclusive right is continent upon meeting or exceeding the purchase of products for a minimum of US$20,000 within 12 months after the initial product has been approved for sale in the Territory by the appropriate government department.

The supplier may terminate the distribution agreement if TZF breaches any terms of the agreement, including but not restricted to the annual sales requirements, if any breaches are not remedied within 45 days after written notice.

This agreement shall be renewed for additional successive renewal periods of five year terms upon written notice by either of the parties, delivered at lease 60 days prior to the expiration of the preceding period and in any case the Distributor will always have the first choice of renewal.

Note 32 SUBSEQUENT EVENT

By agreement dated and effective July 25, 2001, Flora Manufacturing and Distributing Ltd. ("the Supplier"), granted TZF International Investments, Inc. (TZF) the exclusive right to promote, distribute, and sell the supplier's products within the "Territory" of the Peoples' Republic of China (excluding Hong Kong and Macao) for a period of three years. Continuation of this exclusive right is continent upon meeting or exceeding the purchase of products for a minimum of US$50,000 within 12 months after the initial Product has been approved for sale in the Territory by the appropriate government department and in the next two years thereafter or US$200,000 in the second year and US$400,000 in the third year.

The supplier may terminate the distribution agreement if TZF breaches any terms of the agreement, including but not restricted to the annual sales requirements, if any breaches are not remedied within three months after written notice.

This agreement shall be renewed for additional successive renewal periods of three year terms upon written notice by either of the parties, delivered at lease 60 days prior to the expiration of the preceding period and in any case the Distributor will always have the first choice of renewal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements. Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements,"which are basically statements about the future, and which for that reason, involve risk and uncertainty, since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," "goal" and "objective" often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements of our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contains in this Form 10QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10QSB should be construed as a guarantee or assurance of future performance or future results.

The Company's business plan is to build a vertically and horizontally integrated network of health food distribution centers and retail counters in China that will sell products both under the T.Z.F. brand name and under other Chinese and Western brand names. The Company also intends to introduce several of its Chinese health food products to the North American market.

During the fiscal year ended December 31, 2000, the Company completed several acquisitions. However, the acquisitions which were the most significant were all completed in December 2000, at the end of the fiscal year. Therefore, the first quarter of the current fiscal year was the first quarter for which the Company was involved in management of the operations of these subsidiaries. As a result, during the second quarter the Company focused its efforts on integrating and consolidating the operations of its subsidiaries and on preparing them for development and expansion of their operations.

Specific activities by the Company during the quarter ended June 30, 2001, included entering into an agreement on June 22 with Puresource, Inc. which granted the Company the exclusive right to promote, distribute, and sell the supplier's products within China and Hong Kong for a period of five (5) years. Through this agreement, the Company intends to become the largest distributor of Canadian health products into China. Founded in 1989, Puresource is one of Canada's largest health products wholesalers and brokers -- delivering thousands of brand name health products to Canadians. The products are available through a network of health food retailers located across the nation. Puresource offers a broad range of products covering herbal, nutritional and sport supplements, herbal and medicinal teas, homeopathics, personal care products, non-dairy beverages and energy bars. Some of the manufacturers represented by Puresource include: Herbal Select, Now Foods, Nonu International, Select Teas, Uncle Lee's Tea, Algonquin Tea Company, Homeocan, Natra-Bio, Naturade, Tea Tree Therapy, Rachel Perry, Imagine Foods, Pacific Foods, Vitasoy, Peak Bar, Cliff Bar, Balance Foods and PowerBar.

On June 6, 2001, the Company acquired the exclusive distribution rights for the product named "Bitter Melon Powder" in North American. This product is made in China. The Company has already registered the product label with the appropriate government office in Canada. The Company is currently focusing on the marketing of the product.

A subsidiary of the Company, Shenzen Tianzifu Network Technology Ltd. ("Shenzen TZF") has signed agreements with twenty large department stores in Sichuan Province, PRC, in which the Company can sell its products on its own special counters. Eight counters are in use currently. The balance of the counters are under construction. Ultimately, the Company anticipates having 40 such counters in Sichuan Province. In Wuhan City, the Company has three counters in operation in department stores. Two more are in progress. The goal is to open a total of 200 counters in the top 200 department stores nationwide.

The Company is negotiating distribution rights with Flora Manufacturing and Distributing, Ltd., a Canadian company ("Flora"), with respect to the distribution of Flora's products in China and Hong Kong.

Another subsidiary of the Company, Tianan Pharmacy (Xiamen) Co., Ltd. ("Tianan"), has set up new distribution channels in over a dozen provinces of China.

Financial Condition and Results of Operations. There have been no material changes in the Company's financial condition and results of operation since the end of the last quarter. However, as a result of the acquisition of its subsidiaries, the Company's financial condition and results of operation for the quarter ended June 30, 2001 are so significantly different than its financial condition and results of operation for the period ended June 30, 2000 that no meaningful comparison is possible.

For example, the Company's total assets as of June 30, 2001 were $23,362,388, as compared to total assets of $21,958,368 as of March 31, 2001 and total assets of $5,762,668 as of June 30, 2000. Total current liabilities were $5,959,328 as of June 30, 2001, as compared to total current liabilities of $5,404,712 as of March 31, 2001 and current liabilities of $403,708 as of June 30, 2000. Sales revenue and net profit for the quarter ended June 30, 2001 were $4,811,377 and $740,920, respectively, as compared to $1,630 sales revenue and a net loss of ($582,691) for the quarter ended June 30, 2000.

Need for Additional Capital. The Company plans to invest a total of up to US $68 million into its subsidiaries by the end of 2001. These funds are expected to be raised through private placement or public sale of its securities, or through loans or additional investments from existing shareholders. However, the Company does not currently have any commitments to provide any additional capital, and there is no assurance that the Company will be able to raise all, or any substantial portion, of the funds required to carry out its plan of operations for fiscal 2001. In the event the Company is not able to raise all, or a substantial portion of the funds, it will be required to limit its expansion plans, and to substantially modify its plan of operations.

PART II

ITEM 1. LEGAL PROCEEDINGS

On or about October 12, 2000, a lawsuit was filed in the courts of Vancouver, British Columbia, Canada against a subsidiary of the Company, T.Z.F. International Herbs Investment Inc. ("TZF Herbs") by Expediter Sales, Ltd. ("Expediter"). Prior to the lawsuit, the parties had been parties to a distributorship agreement wherein Expediter became the exclusive distributor in Canada of the Company's Snow Lotus Tea. In the Statement of Claim, Expediter claims unspecified damages for breach of contract, including lost profits, lost of business and goodwill, damages for fraudulent misrepresentation, wrongful use of Expediter's name, and an injunction to prevent the subsidiary from selling any herbal tea in Canada. Although the lawsuit filed by Expediter does not specify the amount of damages being claimed, the Company does not believe that the amount involved could be sufficient enough to make the outcome of the lawsuit material to the Company's operations.

In its Statement of Defence, TZF Herbs strongly denied all of Expediter's allegations and alleged that Expediter itself had in fact breached the contract between the parties by failing to sell the required amount of goods as set forth in the contract. TZF Herbs continues to dispute all claims made against it and will vigorously defend itself against the claims alleged by Expediter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the first quarter ending June 30, 2001.

ITEM 5. OTHER INFORMATION

In March 2001, the Canadian Food Inspection Agency detained approximately 3,383 cases (20,298 bottles) of Snow Lotus Tea, a product distributed by TZF Herbs. The product was seized based on the Agency's claim that the product contained high levels of formic acid and was therefore unsuitable for sale in Canada. The product has been approved for sale as a food provided that it is free of formic acid. The Company intends to proceed and take the steps necessary so that it may begin to sell the Snow Lotus Tea.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

By:/S/ CHUNG YU

Chung Yu, President, Chief Executive Officer, and a Director

By: /S/ XIN CHEN

Xin Chen, Chairman of the Board

By: /S/ HONG LI

Hong Li, a Director

By: /S/ ROBERT S. HALLAM

Robert S. Hallam, a Director

By: /S/ CHUN SHENG GUO

Chun Sheng Guo, a Director

By: /S/ QING LIU

Qing Liu, Vice President and a Director

Date: August 14, 2001