Form 10QSB
period 2001-09-30
TZF INTERNATIONAL INVESTMENTS INC
filed 2001-11-13
CIK 1116350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2001.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 2001, there were 35,897,309 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2001

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

To the Directors and Stockholders

T.Z.F. International Investments, Inc. (formerly Sabai Sabai Enterprises, Corp.)

(A Nevada Corporation)

We have reviewed the accompanying Consolidated Balance Sheets of T.Z.F. International Investments, Inc. (formerly Sabai Sabai Enterprises, Corp.) (A Nevada Corporation) as of September 30, 2001 and September 30, 2000, and the Consolidated Statements of Operations, Cash Flows and Changes in Stockholders' Equity for the nine month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the America Institute of Public Accountants. All information included in these financial statements is the representation of the management of T.Z.F. International Investments, Inc.

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

October 31, 2001

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES, CORP)

(A Nevada Corporation)

Consolidated Balance Sheets

September 30, 2001 and September 30, 2000

(In U.S. Dollars)

(Unaudited)

			2001	2000
		Assets
Current Assets
Cash and cash equivalents (note 3)			$1,131,049	$308,154
Accounts receivable (note 4)			5,230,438	294,223
Prepaid expenses and deposits (note 5)			493,298	5,384
Subscriptions receivable (note 6)			406,434	402,622
Short-term investment - secured (note 29)			2,530,348	--
Advances on inventory purchase, at cost				102,511
Inventories, at lower cost or market (note 7)			2,276,709
TOTAL CURRENT ASSETS			12,068,276	1,112,894
Deposit on proposed acquisitions				1,824,924
Fixed Assets - Schedule A			6,454,576	75,621
Intangible Assets - Schedule A			4,138,789	4,038,229
Goodwill, at cost less accumulated amortization - (note 12)			1,161,308	--
TOTAL ASSETS (Subject to charges - Note 18)			$23,822,949	$7,051,668
		Liabilities and Stockholders' Equity
Current Liabilities
Bank loans - secured (note 18)			$1,968,561	$--
Accounts payable and accrued (note 15)			3,028,125	89,080
Payable on acquisition of Shenzhen Tianzhifu Network Technology Ltd. (note 1)			518,590	--
Management fees payable (note 16)				185,724
Due to related parties, unsecured, non interest
bearing, with no specific terms of repayment (note 17(b))			429,058	909,694
TOTAL CURRENT LIABILITIES			5,944,334	1,184,498
Long-term Liabilities
Long-term debt (note 19)			269,353	--
Deferred liabilities - pensions (note 24)			212,562	--
			481,915	--
Minority interest (note 8)			138,941	--
Stockholders' Equity
Capital stock (note 20)
Authorized
100,000,000 common shares at $0.0001 par value
Issued
35,897,309 common shares (2000 - 1,600,000 shares) - par value			3,590	2,566
Paid in capital in excess of par value of stock			15,403,889	6,629,864
Retained earnings (deficit)			1,849,507	(765,832)
Cumulative translation (note 2)			773	572
			17,257,759	5,867,170
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY			$23,822,949	$7,051,668

Approved on behalf of the board:
"Xin Chen"	, Director

"Eric Liu"	, Director

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES, CORP)

(A Nevada Corporation)

Consolidated Statements of Operations

(In U.S. Dollars)

(Unaudited)

	Cumulative From
	Inception Date
	of Sep. 15, 1998	Quarter Ended		Nine Months Ended
	to September 30,	September 30,		September 30,
	2001	2001	2000	2001	2000
Revenue
Sales	$11,004,098	$3,037,899	$270,969	$9,135,822	$272,599
Cost of sales	7,306,339	2,217,703	206,532	6,432,281	206,532
	3,697,759	820,196	64,437	2,703,541	66,067
Other income	527,653	38,987	(131)	299,233	915
	4,225,412	859,183	64,306	3,002,774	66,982

Selling expenses	317,164	148,176	43,946	317,164	62,986
Administration Costs	1,204,457	10,438	191,139	651,779	498,250
Depreciation	143,770	45,555	3,301	130,179	5,502
Deferred lease expenses write off			--		5,046
Amortization of Goodwill	45,246	15,082	--	45,246	--
Stock-based compensation	252,400	--	--	--	252,400

	1,963,037	219,251	238,386	1,144,368	824,184
Profit (loss) before income taxes	2,262,375	639,932	(174,080)	1,858,406	(757,202)
Income taxes	346,478	134,925		346,478
	1,915,897	505,007	(174,080)	1,511,928	(757,202)
Minority interest	66,390	30,261		66,390
Net profit (loss) for the period	$1,849,507	$474,746	$(174,080)	$1,445,538	$(757,202)

Basic profit per share		$0.01	$(0.01)	$0.04	$(0.05)
Diluted profit per share		$0.01	$(0.01)	$0.03	$(0.05)
Weighted average number of
common shares used to
compute profit per share
Basic		35,897,309	20,328,169	35,897,309	16,304,235
Diluted		48,665,620	20,328,169	48,665,620	16,304,235

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES CORP.)

(A Nevada Corporation)

Consolidated Statements of Retained Earnings (Deficit)

(In US Dollars)

(Unaudited)

	Cumulative From
	Inception Date
	of Sep. 15, 1998	Quarter Ended		Nine Months Ended
	to September 30,	September 30,		September 30,
	2001	2001	2000	2001	2000
Retained earnings (deficit),
beginning of period		$1,374,761	$(591,752)	$403,969	$(8,630)
Net profit (loss) for the period	$1,849,507	474,746	(174,080)	1,445,538	(757,202)
Retained earnings (deficit),
end of period	$1,849,507	$1,849,507	$(765,832)	$1,849,507	$(765,832)

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES CORP.)

(A Nevada Corporation)

Consolidated Statements of Cash Flows

(In US Dollars)

(Unaudited)

	Cumulative From
	Inception Date
	of Sep. 15, 1998	Quarter Ended		Nine Months Ended
	to September 30,	September 30,		September 30,
	2001	2001	2000	2001	2000

Cash derived from (used for)
Operating activities
Net profit (loss) for the period	$1,849,507	$474,746	$(174,080)	$1,445,538	$(757,202)
Items not requiring use of cash
Depreciation	143,770	45,555	3,301	130,179	5,502
Amortization of goodwill	45,246	15,082	--	45,246	--
Deferred lease expense write off					5,046
Stock-based compensation	252,400	--		--	252,400
Minority interest	138,941	30,261		138,941
Cumulative translation	773	(3,406)	368	(3,610)	572
Changes in non-cash working capital items
Accounts receivable	(5,230,438)	384,572	(276,632)	(25,461)	(281,006)
Prepaid expenses and deposits	(493,298)	(272,146)	(2)	(458,614)	(2)
Advances on inventory purchase			(102,511)		(102,511)
Inventories	(2,276,709)	(91,615)	206,532	(1,032,067)	206,532
Subscriptions receivable	(406,434)		(402,622)		(28,076)
Accounts payable and accrued	3,028,125	244,753	(87,317)	277,695	(72,779)

	(2,948,117)	827,802	(832,963)	517,847	(771,524)
Financing activities
Issuance of shares for cash	7,605,801	--	964,598	--	964,598
Net gain on acquisition	3,333,103	--	--	--	--
Capital contributed	177,946		--	177,946	--
Management fees payable		(224,538)	34,998	(150,004)	17,519
Advance on share subscriptions			(282,676)		--
Payable on acquisitions	518,590	--	--	--	--
Bank loans	1,968,561	50,786	--	389,359	--
Long-term debt	269,353	(26,046)	--	(36,785)	--
Deferred liabilities, pension	212,562		--		--
Due to related parties	429,058	(85,995)	833,109	(85,995)	848,939
	14,514,974	(285,793)	1,550,029	294,521	1,831,056
Investing activities
Fixed assets acquired	(6,598,346)	(66,938)	(2,171)	(708,140)	(21,196)
Intangible assets	(100,560)	2,042	--	2,121	--
Goodwill	(1,206,554)	--	--	--	--
Investment in Hongkang			--	532,044	--
Short-term investment	(2,530,348)	(979,674)	--	(1,176,055)	--
Deposit on proposed acquisition			(1,824,924)		(1,824,924)
	(10,435,808)	(1,044,570)	(1,827,095)	(1,350,030)	(1,846,120)
Cash, increase (decrease)
during the period	1,131,049	(502,561)	(1,110,029)	(537,662)	(786,588)
Cash, beginning of period		1,633,610	1,418,183	1,668,711	1,094,742
Cash, end of period	$1,131,049	$1,131,049	$308,154	$1,131,049	$308,154

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES CORP.)

(A Nevada Corporation)

Schedule of Fixed Assets/Intangible Assets

As at September 30, 2001

(In US Dollars)

(Unaudited)

Schedule A

		Accumulated
	Cost	Depreciation	Net
Fixed Assets
Deferred lease expense	$3,556	$1,668	$1,888
Deferred expenses - other - TZF Jiangsu	238,719	--	238,719
Fixed assets of operating companies
- note 9	2,486,841	705,666	1,781,175
- note 10	49,439	--	49,439
Construction in progress - Note 11	2,778,863	--	2,778,863
Rights of use of land
Tianan	370,508	5,958	364,550
TZF Jiangsu	1,239,942	--	1,239,942
	$7,167,868	$713,292	$6,454,576

Intangible Assets
Technology rights - Note 14			$4,038,229
Deferred costs - Note 13			100,560
			$4,138,789

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES CORP.)

(A Nevada Corporation)

Consolidated Statements of Changes in Stockholders' Equity

From Date of Inception on September 15, 1998 to September 30, 2001

(In US Dollars)

(Unaudited)

	Number of		Additional	Total	Retained		Total
	Common	par	Paid-in	Capital	Earnings	Cumulative	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Translation	Equity

9/25/98 issuance of common
stock for cash	1,000,000	$1,000	$1,500	$2,500			$2,500
Net loss for the year ended December 31, 1998					(1,115)		(1,115)
Balance, December 31, 1998	1,000,000	1,000	1,500	2,500	(1,115)		1,385
2/17/99 issuance of common
stock for cash	600,000	600	59,400	60,000			60,000
Net loss for the year ended December 31, 1999					(7,515)		(7,515)
Balance, December 31, 1999	1,600,000	1,600	60,900	62,500	(8,630)		53,870
4/30/00 cancellation of
common stock and
transfer of par value to
paid-in capital (note 1)	(1,000,000)	(1,000)	1,000
Balance, April 30, 2000
before forward split	600,000	600	61,900	62,500	(8,630)		53,870

05/15/00 10 to 1 forward split	6,000,000	600	61,900	62,500	(8,630)		53,870
05/15/00 issuance of common
stock for services	250,000	25	252,375	252,400			252,400
05/15/00 issuance of common
stocks for the BC Company	18,451,843	1,845	5,351,087	5,352,932			5,352,932
7/4/00 issuance of common
stock for cash	340,000	34	343,216	343,250			343,250
9/30/00 issuance of common
stock for cash	615,466	62	621,286	621,348			621,348
10/19/00 issuance of common
stock for cash	10,000	1	10,999	11,000			11,000
11/19/00 issuance of common
stock for cash	230,000	23	252,977	253,000			253,000
12/28/00 issuance of common
stock for debt	10,000,000	1,000	4,999,000	5,000,000			5,000,000
Net profit for the year ended December 31, 2000					412,599		412,599
Negative goodwill - gain on
acquisition TZF Jiangsu - note 1			3,333,103	3,333,103			3,333,103
Cumulative translation						4,383	4,383
Balance, December 31, 2000	35,897,309	3,590	15,225,943	15,229,533	403,969	4,383	15,637,885
1/1/01 capital contributed			177,946	177,946			177,946
Net profit for nine months ended September 30, 2001					1,445,538		1,445,538
Cumulative translation						(3,610)	(3,610)
Balance, September 30, 2001	35,897,309	$3,590	$15,403,889	$15,407,479	$1,849,507	$773	$17,257,759

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(FORMERLY SABAI SABAI ENTERPRISES CORP.)

(A Nevada Corporation)

Notes to Consolidated Financial Statements

September 30, 2001

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

Development stage company

The accompanying consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises", which include cumulative figures for the statement of operations and cash flows from the date of inception on September 15, 1998 to September 30, 2001.

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

Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2001 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Long-lived assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard does not have a material effect on the Company's results of operations, cash flows or financial position in these financial statements.

Foreign currency translation

The functional currency of the parent Company T.Z.F. International Investments, Inc. is the United States Dollar and of T.Z.F. International Herbs Investment Inc. is the Canadian Dollar, Tianan Pharmacy (Xiamen) Co. Ltd., T.Z.F. International Herbs (Jiangsu) Co. Ltd. and Shenzhen Tianzifu Network Technology Ltd. are Chinese Yuan and the reporting currency on a consolidated basis is the United States Dollar.

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

Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

Depreciation is remeasured at historical exchange rates that existed at the time the underlying related asset was acquired.

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Balance, December 31, 2000 and 1999	$ 4,383	$ -
Change during the period	(3,650)	572
Balance, September 30, 2001 and 2000	$ 733	$572

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

Inventories

The inventories are recorded at the lower of cost or market. As at September 30, 2001 the inventories total $2,276,709 (see note 7)

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

Segmented Information

The Company's identifiable assets as at September 30, 2001 are located in the following countries:

Canada	$5,565,150
China	18,245,625
The United States	12,174
$23,822,949

Note 3. CASH AND CASH EQUIVALENTS - $1,131,049

The total for cash and equivalents as at September 30, 2001, is made up as follows:

	TZF US Company	The BC Company	Tianan	TZF JiangSu	Shenzhen TZF Net	Total
Petty cash	$	$	$ 198	$ 17,247	$ 1,750	$ 19,195
Cash in trust		435				435
Cash in bank	3,347	125,615	243,470	74,798	644,150	1,091,380
Short-term deposits		20,039				20,039
Total	$ 3,347	$ 146,089	$ 243,668	$ 92,045	$ 645,900	$1,131,049

Note 4. ACCOUNTS RECEIVABLE - $5,230,438 (see note 30 re past operations of subsidiaries)

This balance represents the following:

	TZF US Company	The BC Company	Tianan	TZF Jiangsu	Shenzhen TZF Net	Total
Accounts receivable, trade	$ 8,827	$ 1,335,366	$ 407,177	$1,716,846	$ 870,504	$4,338,720
Accounts receivable, Canadian GST		$23,220				$ 23,220
Short-term loans			5,726	6,046		11,772
Accounts receivable, others		15,249		841,477		856,726
Total	$ 8,827	$1,373,835	$ 412,903	$2,564,369	$ 870,504	$5,230,438

Note 5. PREPAID EXPENSES AND DEPOSITS - $493,298

The balance of prepaid expense and deposit as at September30, 2001, is as follows:

	The BC Company	Tian'an	Shenzhen TZF Net	Total
Rental deposits	$ 5,384	$	$	$ 5,384
Deposit for supplies	970	(27,335)	459,609	487,914
Total	$6,354	(27,335)	459,609	$ 493,298

Note 6. SUBSCRIPTIONS RECEIVABLE - $406,434

As at September 11, 2000, Mr. Chung Yiu Chung signed a subscription agreement with the Company, whereby he subscribed for 561,798 common share of the Company at a price of CAD$1.50 per share, of which 162,994 common shares were issued and paid. The balance of $406,434 is unpaid and is disclosed as a current asset in these financial statements.

Note 7. INVENTORIES - $2,276,709

The inventories as at September 30, 2001, are made up as follows:

	The BC Company	Tianan	TZF Jiangsu	Shenzhen TZF Net	Total
Raw materials	$	$ 91,632	$ 78,796		$$170,428
Packaging materials	22,947	19,455	549,796		592,198
Finished products		544,466	154,481		698,947
Other			231,127	584,009	815,136
Total	$ 22,947	$655,553	$1,014,200	$ 584,009	$2,276,709

Note 8. MINORITY INTEREST

As at September 30, 2001, the consolidated financial statements of Shenzhen TZF Net consists of Shenzhen TZF Net and its 88% owned subsidiary, Guangdong Hongkang Medical Company. Detailed calculation are as follows:

	Hongkang Medical	Percentage share of Shenzhen TZF Net	Shenzhen TZF Net Share	Minority Interest
Capital Stock	$604,595	88%	$532,044	$72,551
Retained earnings (commencing business on April 1, 2001)	0	88%	0	0
Net profit this period	553,250	88%	486,860	66,390
Total	$1,157,845		$1,018,904	$138,941

Note 9. FIXED ASSETS

The totals for fixed assets and accumulated depreciation as at September 30, 2001, are made up as follows:

Cost	The BC Company	Tianan	TZF Jiangsu	Shenzhen TZF Net	Total
Computer equipment	$ 14,364	$	$	$	$ 14,364
Office equipment	14,286				14,286
Vehicles	19,025				19,025
Buildings and improvement	38,426	1,312,794			1,351,220
Mechanic devices		321,187			321,187
Shipping devices		21,685			21,685
Electronic devices				84,688	84,688
Other		315,497	344,889		660,386
Total	86,101	1,971,163	344,889	84,688	2,486,841
Accumulated Depreciation
Computer equipment	4,479				4,479
Office equipment	4,329				4,329
Vehicles	5,712				5,712
Buildings and improvements	10,310	290,468			300,778
Mechanic Devices		135,628			135,628
Shipping Devices		19,517			19,517
Electronic Devices				11,552	11,552
Other		223,671			223,671
Total	24,830	669,284	0	11,552	705,666
Net Book Value
Computer equipment	9,885				9,885
Office equipment	9,957				9,957
Vehicles	13,313				13,313
Buildings and improvements	28,116	1,022,326		0	1,050,442
Mechanic Devices		185,559		0	185,559
Shipping Devices		2,168		0	2,168
Electronic Devices		0		73,136	73,136
Other		91,826	344,889	0	436,715
Total (to Schedule A)	$ 61,271	$1,301,879	$ 344,889	$ 73,136	$1,781,175

Note 10. FIXED ASSETS - OTHERS

As at September30, 2001, other fixed assets of $49,439 represent the residual value of fixed assets located at TZF Jiangsu.

Note 11. FIXED ASSETS - CONSTRUCTION IN PROGRESS

The construction in progress of $2,778,863 as at September 30, 2001, applies to new buildings and related equipment located at TZF Jiangsu and will not be depreciated until the building has been completed and the equipment put into use during 2001. The additional cost to complete is approximately $2,424,598 , see note 27, contractual commitments.

Note 12. GOODWILL

As at September 30, 2001, goodwill of $1,206,554 is made up as follows:

	Tianan	Shenzhen TZF Net	Total
Goodwill on acquisitions	$147,177	$1,059,377	$1,206,554
Accumulated amortization	5,520	39,726	45,246
Net book value	$141,657	$1,019,651	$1,161,308

The goodwill will be amortized over a twenty year period and will be evaluated on an annual basis as to any possible impairment, and, accordingly amortization of $15,082 is recorded in the quarter ended September 30, 2001.

Note 13. INTANGIBLE ASSETS - DEFERRED COSTS

As at September 30, 2001, deferred costs of $100,560 are made up as follows:

	Tianan	Shenzhen TZF Net	Total
Website development - to be amortized over 30 months after completion of website		$$67,809	$67,809
New product development costs - to be expensed in 2001	32,751		32,751
Total	$ 32,751	$67,809	$100,560

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

Amortization of the cost of the technology will commence when the products relating to the technologies are available to be marketed; which is expected to be effective in 2002. The amortization period is for ten years on a straight-line basis. No amortization of these technology rights is included in these financial statements for the quarter ended 30, 2001.

Note 15. ACCOUNTS PAYABLE AND ACCRUED

Details of the total of accounts payable and accrued as at September 30, 2001, are as follows:

	TZF US Company	The BC Company	Tianan	Second Pharmacy	Shenzhen TZF Net	Total
A/P, Trade	$	$ 617,956	$83,555	$902,245	$274,950	$1,878,706
Accrued payroll taxes		561		22,344	10,979	33,884
Taxes payable			18,627	217,704	200,884	437,215
Other payables	2,118	15,311	21,210	329,491	310,190	678,320
Total	$ 2,118	$633,828	$123,392	$1,471,784	$797,003	$3,028,125

Note 16. MANAGEMENT FEES PAYABLE

As of September 30, 2001, all previous unpaid management fees were cancelled (see note 17) as a credit for $288,000 to administration costs for the current period.

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

By agreement all unpaid management fees were cancelled as of July 1, 2001.

  The amount of $429,058 is due to related parties as at September 30, 2001, is unsecured, non interest bearing, with no specific terms of repayment.

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

Note 18. BANK LOANS

Details of bank loans as at September 30, 2001, are as follows:

a) Tianan

As at September 30, 2001, Tianan has bank loans, as follows, secured by its assets:

		Principal
	Period of Loan	Chinese RMB	Equivalent to US$	Interest Rate/Monthly
Bank of China	10/20/00-10/20/01	4,000,000	483,676	0.53625%
China Construction Bank	5/18/01-5/18/02	3,000,000	362,757	0.53625%
Total		7,000,000	846,433

b) TZF Jiangsu

As at September 30, 2001, TZF Jiangsu has bank loans, as follows, secured by its assets:

	Period of Loan	Principal Chinese RMB	Principal Equivalent to US$	Interest Rate/Monthly
Industries and Commerce Bank of Jianhu, China	6/30/01-6/30/02	9,280,000	1,122,128	0.63375%

c) Summary of Bank loans

	Tianan	TZF Jiangsu	Total
Bank of China Xiamen Branch	$483,676		$$483,676
Industries and Commerce Bank of Jianhu		1,122,128	1,122,128
China Construction Bank	362,757		362,757
Total	$846,433	$1,122,128	$1,968,561

Note 19. LONG-TERM LIABILITIES

a) The long-term debt of $269,353 represents long-term accounts payable owing by Second Pharmacy.

b) The deferred liabilities for pensions applies to Tianan. This is a provision for pension liabilities.

Note 20. CAPITAL STOCK

a) Authorized: 100,000,000 common shares with a par value of $0.0001 each per share.

b) Issued and outstanding common shares as at September 30, 2001 are as follows:

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

c) Outstanding Warrants at September 30, 2001

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

b) The BC Company has filed Federal Income Tax Returns for the years ended December 31, 1999 and 2000. To December 31, 2000, the BC Company had a total loss of CAD$482,634 (equivalent to US$321,756). No provision for Canadian Income Taxes is provided for in these consolidated financial statements as the profit is reduced by the losses brought forward and other costs of the Company.

Note 22. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses and deposits, subscriptions receivable, short-term investment, inventories, bank loans, accounts payable and accrued, balances due to related parties, the amount payable on an acquisition and long-term liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 23. LEASE OBLIGATIONS

a) Canon Copier (NP-3825) Lease

On October 1, 1999, the Company entered into a 48 month lease with Dominion Technologies for a Canon Copier to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations are as follows:

2001 CAD$ 332

2002 CAD$ 1,327

2003 CAD$ 995

b) Computer Lease

On October 1, 1999, the Company entered into a 36 month lease with Dominion Technologies for computer equipment to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations are as follows:

2001 CAD$ 737

2002 CAD$ 2,210

c) Vehicle Leases

On July 29, 1999, the Company entered into a 36 month lease with Mercedes-Benz Credit of Canada Inc. for two vehicles to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations are as follows:

2001 CAD$ 5,232

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

Summary of lease obligations

Year	CAD$	Equivalent US$
2001	$15,701	$10,468
2002	34,545	23,250
2003	995	670
	$51,241	$34,388

These lease payments are not capitalized, but are expensed as they are incurred.

Note 24. PENSION AND EMPLOYMENT LIABILITIES

The Company has liabilities which are deferred as at September 30, 2001, for pension, post-employment benefits or post-retirement benefits in Tianan in the amount of $212,562. The parent company and other subsidiary companies, (except for Tianan) do not have any liabilities for pensions and related costs.

Note 25. DISTRIBUTORSHIP AGREEMENTS

The Company and/or its subsidiaries enter into various distributorship agreements with independent third parties to market products of the Company and its subsidiaries.

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

Note 27. CONTRACTUAL COMMITMENTS

A subsidiary, TZF Jiangsu has contractual obligations totaling $2,424,598, at September 30, 2001, to builders, suppliers and sub-trades relating to construction in progress of buildings and for purchase of equipment.

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

Note 29. SHORT-TERM INVESTMENT

As at September 30, 2001, Shenzhen TZF Net invested $1,354,293 in Shenzhen Shengqi Investments Ltd. for a one year term (October 12, 2000 to October 12, 2001). This investment is secured by the assets of Shenzhen Shengqi Investments Ltd. and guaranteed at least 12% return per annum. The Company has also invested $1,176,055 on a short term basis.

Note 30. REVENUES OF ACQUISITIONS

The Company has acquired four subsidiary companies and they are recorded as a purchase. Operating figures of these acquisitions are disclosed from the date of acquisition. Details of the operating figures for the Company and the four subsidiary companies for the nine month period ended September 30, 2001, extracted from the applicable financial statements of those companies, are as follows:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Revenue
Sales	$146,234	$1,206,677	$ 766,786	$ 1,253,490	$5,762,634	$9,135,822
Cost of sales	38,056	683,343	355,167	821,812	4,533,903	6,432,281
Gross profit	108,178	523,335	411,619	431,678	1,228,731	2,703,541
Other income	93	2,305	69,504	121,827	105,504	299,233
	108,271	525,640	481,123	553,505	1,334,235	3,002,774
Selling expenses		16,509	69,004	143,295	88,356	317,164
Administrative costs	74,495	87,783	121,872	210,200	157,429	651,779
Amortization of goodwill			5,520		39,726	45,246
Depreciation		14,853	109,859		5,467	130,179
	74,495	119,145	306,255	353,495	290,978	1,144,368
Profit before Income taxes			27,061		319,417	346,478
Net profit for the period	33,776	406,495	147,807	200,010	723,840	1,511,928
Minority Interest					66,390	66,390
Net Profit	$ 33,776	$406,495	$ 147,807	$200,010	$657,450	$1,445,538

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

This agreement shall be renewed for additional successive renewal periods of five year terms upon written notice by either of the parties, delivered at least 60 days prior to the expiration of the preceding period and in any case the Distributor will always have the first choice of renewal.

By agreement dated July 25, 2001 effective July 25, 2001, Flora Manufacturing and Distributing Ltd. ("the Supplier"), granted TZF International Investments, Inc. ("TZF") the exclusive right to promote, distribute, and sell the supplier's products within the "Territory" of the Peoples' Republic of China (excluding Hong Kong and Macao) for a period of three years. Continuation of this exclusive right is continent upon meeting or exceeding the purchase of products for a minimum of US$50,000 within 12 months after the initial Product has been approved for sale in the Territory by the appropriate government department and in the next two years thereafter or US$200,000 in the second year and US$400,000 in the third year.

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

Plan of Operations

The Company's business plan is to build a vertically and horizontally integrated network of health food distribution centers and retail counters in China that will sell products both under the T.Z.F. brand name and under other Chinese and Western brand names.

During the fiscal year ended December 31, 2000, the Company completed several acquisitions. However, the acquisitions which were the most significant were all completed in December 2000, at the end of the fiscal year. Therefore, the first quarter of the current fiscal year was the first quarter for which the Company was involved in management of the operations of these subsidiaries. During the second quarter the Company focused its efforts on integrating and consolidating the operations of its subsidiaries and on preparing them for development and expansion of their operations. In the third quarter, the Company began making an effort to expand the operations of its subsidiaries.

Specific activities by the Company during the quarter ended September 30, 2001, included entering into an agreement on July 25, 2001 with Flora Manufacturing and Distributing Ltd. which granted the Company the exclusive right to promote, distribute, and sell its products within China (excluding Hong Kong and Macau) for a period of three (3) years, with sales volume conditions. Continuation of this exclusive right is continent upon meeting or exceeding the purchase of products for a minimum of US$50,000 within 12 months after the initial product has been approved for sale in China by the appropriate government department and in the next two years thereafter of US$200,000 in the second year and US$400,000 in the third year. The products produced by Flora include natural bulk laxatives, herbal therapeutic teas and cold-pressed unrefined oils for medicinal use and food preparation.

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

During the third quarter, T.Z.F. International Herbs (Jiangsu) Co. Ltd. ("TZF Jiangsu") (formerly Second Pharmacy Factory of Yancheng City), ("Second Pharmacy") got GMP approval from the Chinese government on its transfusion injection product and has started to produce this product. At same time, TZF Jiangsu is preparing other products for which it plans to seek GMP approval.

Financial Condition and Results of Operations. There have been no material changes in the Company's financial condition and results of operation since the end of the last quarter. However, as a result of the acquisition of its subsidiaries, the Company's financial condition and results of operation for the quarter ended September 30, 2001 are so significantly different than its financial condition and results of operation for the period ended September 30, 2000 that no meaningful comparison is possible.

For example, the Company's total assets as of September 30, 2001 were $23,822,949, as compared to total assets of $23,362,388 as of June 30, 2001 and total assets of $7,051,668 as of September 30, 2000. Total current liabilities were $5,944,334 as of September 30, 2001, as compared to total current liabilities of $5,959,328 as of June 30, 2001 and current liabilities of $1,184,498 as of September 30, 2000. Sales revenue and net profit for the quarter ended September 30, 2001 were $3,037,899 and $474,746, respectively, as compared to $270,969 sales revenue and a net loss of ($174,080) for the quarter ended September 30, 2000.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the third quarter ending September 30, 2001.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

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

Date: November 13, 2001