Form 10KSB
period 2001-12-31
TZF INTERNATIONAL INVESTMENTS INC
filed 2002-05-07
CIK 1116350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X__Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

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

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

State issuer's revenue for its most recent fiscal year: $5,114,243

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,897,309 as of December 31, 2001.

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

Subsidiaries and Their Operations

The Company has four subsidiaries in China and Canada through which it undertakes research and development and through which it manufactures, markets and distributes pharmaceutical and health food products. All of these acquisitions were completed during the fiscal year ending December 31, 2000.

During the fiscal year ending December 31, 2001, the Company worked on integrating and consolidating the operations of its various subsidiaries. It is currently contemplated that the Company's business operations will be organized as follows:

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

In June 2001, TZF Herbs acquired the exclusive North American distribution rights for a product known as "Bitter Melon Powder." TZF Herbs is currently in the process of seeking necessary permits for sale of this product in Canada and is working on development of the North American market.

Shenzhen Tianzifu Network Technology Ltd.

On December 31, 2000, the Company completed the purchase of all of the assets of Shenzhen Tianzifu Network Technology Ltd, ("Shenzhen Tianzifu"), a Chinese corporation. The assets acquired included Guangdong Hongkang Pharmaceutical Company which was a subsidiary of Shenzhen Tianzifu. However, in December 2001, the acquisition of Guangdong Hong Kong Pharmaceutical Company was cancelled as a result of difficulties in obtaining regulatory approval of the acquisition

The registered address of Shenzhen Tianzifu is 8 South Road, Dong Men, LouHu District, Shenzhen City, GuangDong Province. It will serve as the Company's China headquarters.

Currently, Shenzhen Tianzifu operates a Chinese-language health food Web site in China. Its objective, though, is to centralize the management of the entire T.Z.F. network in China and to improve its efficiency and economic scale, including that of the manufacturing, sales and marketing functions. It will seek to further expand the existing distribution network and channels of all current subsidiaries in China and will seek to carry out the T.Z.F.'s plan of building 200 chain counters and stores in the top 200 department stores national wide, 50 licensed drug stores, 60 chain stores and 20 distribution centers in selected locations in China. Shenzhen Tianzifu has opened product counters in the southwest and central areas of China and plans to extend the counters into other areas of the country. Once Shenzhen Tianzifu has completed building the sales network platform domestically, it will then focus on attracting international suppliers of health food or related health care products that wish to export their products to China. It will then use this expanding international network to market Chinese health food products and herbal medicines.

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

Guangdong Hongkang Pharmaceutical Company

Guangdong Hongkang Pharmaceutical Company was an 88% owned subsidiary of Shenzhen Tianzifu. It was anticipated that Guangdong Hongkang would serve as the Company's sales center in southern China. However, during the fourth quarter of 2001, the acquisition of Guangdong HongKang Pharmacy was cancelled by the directors of Shenzhen Tianzifu as a result of difficulties in obtaining approval of the acquisition from Chinese regulatory authorities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2001, there was not currently a public trading market for the Company's shares. As of December 31, 2001, the Company's securities were held of record by a total of approximately 48 persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward Looking Statements. Certain statements contained in this report, including statements in the following discussion of the Company's Plan of Operation, which are not statements of historical fact are what are known as "forward looking statements," which are basically statements about the future. Since it is not possible to accurately predict the future, these statements involve risk and uncertainty. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," "goal" and "objective" often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements of our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.

General. In the fiscal year ended December 31, 2001, the Company began the process of consolidating and reorganizing the business of the various subsidiaries it acquired in late 2000. During the fiscal year ended December 31, 2001, the Company deeply studied the existing operations of each of its subsidiaries, including, all aspects of productions, marketing and sales and focused efforts on reorganizing those operations. Primarily as a result of its focus on reorganization efforts, overall sales and profits for the fiscal year ended December 31, 2001 were significantly lower than results for the preceding fiscal year. However, management has modified its business plan to focus more of its efforts on marketing, and believes that financial results will begin to show improvement during the fiscal year ended December 31, 2002. On a consolidated basis (including the results of the parent company as well as the results of all of its subsidiaries), the Company had revenues of $5,114,242 and a net profit of $232,938 during the fiscal year ended December 31, 2001, as compared to revenues of $7,870,350 and a net profit of $2,680,885 during the fiscal year ended December 31, 2000.

The 2001 operations of the parent company and of each of the subsidiaries are outlined below:

TZF International Investments, Inc. TZF International Investments, Inc., is the parent company. On July 25, 2001, the Company entered into an agreement with Flora Manufacturing and Distributing Ltd. which granted the Company the exclusive right to promote, distribute, and sell the supplier's products within China (excluding Hong Kong and Macau) for a period of three (3) years, subject to certain sales volume conditions. Continuation of the exclusive right is continent upon the ability of the Company to meet or exceed certain minimum purchase quotas. In order to maintain its exclusivity, the Company must purchase a minimum of US$50,000 of products within 12 months after the initial Product has been approved for sale in the designated territory. The quota is US$200,000 in the second year and US$400,000 in the third year.

On June 22, 2001 the Company signed a distribution agreement with Puresource pursuant to which the Company has the exclusive rights to distribute the Puresource's products in China and Hong Kong. The Company intends to seek to become the largest distributor of Canadian health products into China. Puresource is Canada's leading health products wholesaler and broker, founded in 1989. Puresource delivers Canadians over 4500 brand name health products through an extensive network of dedicated health food retailers located from coast to coast. Puresource offers a broad range of products covering herbal, nutritional and sport supplements, herbal and medicinal teas, homeopathics, personal care products, non-dairy beverages and energy bars. Leading manufacturers represented by Puresource include; Herbal Select, Now Foods, Nonu International, Select Teas, Uncle Lee's Tea, Algonquin Tea Company, Homeocan, Natra-Bio, Naturade, Tea Tree Therapy, Rachel Perry, Imagine Foods, Pacific Foods, Vitasoy, Peak Bar, Clif Bar, Balance Foods and PowerBar.

During the fiscal year ended December 31, 2001, the Company had sales of $146,234 and net profits of $27,391, as compared to 0 revenue and a net loss of $300,962 during the fiscal year ended December 31, 2000.

T.Z.F. International Medical (Xiamen) Co. Ltd. In the fiscal year ending December 31, 2001, this subsidiary company maintained the existing market for the products of this subsidiary and began the process of developing new markets. As part of this process, this company changed some existing sales policies and set up a more suitable sales network. At same time, the company focused on cost controls and new product research and development. It completed the second stage testing of its LingLong product, which it hopes to have available for distribution during the fiscal year ending December 31, 2001.

During the fiscal year ended December 31, 2001, this subsidiary had sales revenue of $1,160,518, and a net profit from operations of $206,032, as compared to sales revenue of $1,251,866 and a net profit of $359,041 during the fiscal year ended December 31, 2000.

T.Z.F. International Herbs (Jiangsu) Co. Ltd. In April of 2001, this subsidiary acquired a license from the government of Jiangsu province for production of pills, capsules and syrups. The injection production line of this subsidiary also received GMP approval from both the Jiangsu province government and from the national government of China. Sales of injection product represent approximately 60% of total sales of this subsidiary. During the fiscal year ended December 31, 2001, this subsidiary company evaluated its product costs and elected to lower its prices in order to increase its market size. This subsidiary is also in the process of seeking new products for production and sale.

Revenue of this subsidiary during the first half of the fiscal year ended December 31, 2001, was decreased compared as the first half of 2000. The reason for the reduction was that during the first half of 2001 this subsidiary moved its operations to a new facility and concentrated on obtaining GMP approval for its injection production line. During the second half of the year, this subsidiary increased its sales of injection products to almost 60,000 bottles per day, and as a result, revenues during the second half of the year were substantially higher than during the first half of the year. Overall, for the fiscal year ended December 31, 2001, this subsidiary had sales revenue of $1,621,745 and a net profit of $125,354, as compared to revenues of $3,637,046 and a net profit of $1,407,119 during the fiscal year ended December 31, 2000.

T.Z.F. (Shenzhen) Co., Ltd. As the Company's headquarters in China, T.Z.F. (Shenzhen) (sometimes referred to herein as "Shenzhen TZF Net") reorganized its operations during the fiscal year ended December 31, 2001 in order to improve its ability to manage the business of all the subsidiaries in China. This subsidiary has opened product counters southwest and central China and plans to continue to expand its operations to include counters in the northeast and south, and in the cities of Guangdong, Beijing and Shanghai. This subsidiary has also focused efforts on strengthening its product line and on attempting to locate some good local health products for distribution on its counters.

The revenues and profits of this subsidiary for the fiscal year ended December 31, 2001 were significantly less than anticipated for two reasons. During the fourth quarter of 2001, this subsidiary elected to cancel its acquisition of Hongkang Pharmaceutical Company because of problems in obtaining approval of the acquisition from Chinese regulatory bodies. As a result, the financial results of Hongkang Pharmaceutical Company for the nine month period ended September 30, 2001, which had previously been consolidated into the financial statements of Shenzhen TZF Net, were reversed during the fourth quarter resulting in negative sales for the fourth quarter (See Note 1 to the Financial Statements). In addition, this subsidiary spent a significant amount of time and money on establishing on the process of building and opening its initial product counters. Company management believes that these counters will begin to provide positive returns prior to the end of 2002.

After eliminating the results of Hongkang Pharmaceutical Company from the financial results, total revenues of this subsidiary for the fiscal year ended December 31, 2001, were $951,954 as compared to total revenues of $1,347,541 for the fiscal year ended December 31, 2000.

TZF International Herbs Co., Ltd. On June 6, 2001, this subsidiary acquired the exclusive distribution rights for the product named "Bitter Melon Powder" in North American. This subsidiary has applied to the Canadian government for the necessary permits to distribute this product in Canada and has also begun initial efforts to develop a market for this product.

During the fiscal year ended December 31, 2001, this subsidiary had revenues of $1,233,791 and a net loss of $14,513, as compared to revenues of $1,633,897 and a net profit of $606,584 for the fiscal year ended December 31, 2000.

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

MOEN AND COMPANY

CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower	Telephone:	(604)662-8899
701 West Georgia Street	Fax:	(604)662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of

T.Z.F. International Investments, Inc.

(A Nevada Corporation)

We have audited the Consolidated Balance Sheets of T.Z.F. International Investments, Inc. (A Nevada Corporation) and subsidiaries as of December 31, 2001 and December 31, 2000, and the related Consolidated Statements of Operations, Retained Earnings, Cash Flows and Changes in Stockholders' Equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report or other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T.Z.F. International Investments, Inc. as of December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

"Moen and Company"

Chartered Accountants

Vancouver, British Columbia, Canada

April 8, 2002

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation) Consolidated Balance Sheets December 31, 2001 and December 31, 2000
(In US Dollars)

	2001	2000
Assets
Current Assets
Cash and cash equivalents (note 3)	$437,409	$1,668,711
Accounts receivable (note 4)	4,069,810	5,204,977
Prepaid expenses and deposits (note 5)	2,093,425	34,684
Subscriptions receivable (note 6)	--	406,434
Short-term investment - secured	--	1,354,293
Inventories, at lower cost or market (note 7)	1,989,871	1,244,642
TOTAL CURRENT ASSETS	8,590,515	9,913,741
Investment in Guangdon Hongkang Medical Company	--	532,044
Fixed Assets - Schedule A	6,435,813	5,876,615
Intangible Assets - Schedule A	4,138,789	4,140,910
Goodwill, at cost (note 11)	1,206,554	1,206,554
TOTAL ASSETS (Pledged as security for bank loans - Note 17)	$20,371,671	$21,669,864
Liabilities and Stockholders' Equity
Current Liabilities
Bank loans - secured (note 17)	$1,784,764	$1,579,202
Accounts payable and accrued (note 14)	2,312,320	2,750,430
Payable on acquisition of Shenzhen Tianzhifu Network Technology Ltd. (note 1)	--	518,590
Management fees payable (note 15)	--	150,004
Due to related parties, unsecured, non interest
bearing, with no specific terms of repayment (note 16(b))	308,601	515,053
TOTAL CURRENT LIABILITIES	4,405,685	5,513,279
Long-term Liabilities
Long-term debt (note 18)	268,990	306,138
Deferred liabilities - pensions (note 23)	212,562	212,562
	481,552	518,700
Stockholders' Equity
Capital stock (note 19)
Authorized
100,000,000 common shares at $0.0001 par value
Issued
35,498,505 common shares (2000 - 35,897,309 shares) - par value	3,550	3,590
Paid in capital in excess of par value of stock	14,838,990	15,225,943
Retained earnings	636,907	403,969
Cumulative translation adjustment (note 2)	4,987	4,383
	15,484,434	15,637,885
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,371,671	$21,669,864

Approved on behalf of the board:
, Director

, Director

See accompanying notes and Independent Auditors' Report

	T.Z.F. INTERNATIONAL INVESTMENTS, INC.
	(A Nevada Corporation) Consolidated Statements of Operations

	(In US Dollars)

	Cumulative From
	Inception Date
	of Sep. 15, 1998	Quarter Ended December 31,		Year Ended December 31,
	to December 31,
	2001	2001	2000	2001	2000
Revenue
Sales	$6,982,519	$(4,021,579)	$1,595,677	$5,114,243	$1,868,276
Cost of sales	3,869,300	(3,437,039)	618,131	2,995,242	887,649
	3,113,219	(584,540)	977,546	2,119,001	980,627
Other income	486,691	(40,962)	226,549	258,271	227,464
	3,599,910	(625,502)	1,204,095	2,377,272	1,208,091
Expenses
Selling expenses	408,349	91,185	--	408,349	--
Administration Costs	2,000,443	795,986	34,294	1,447,765	543,092
Depreciation	217,748	73,978	--	204,157	--
Amortization of Goodwill	--	(45,246)	--	--	--
Stock-based compensation	252,400	--	--	--	252,400

	2,878,940	915,903	34,294	2,060,271	795,492
Profit (loss) before income taxes	720,970	(1,541,405)	1,169,801	317,001	412,599
Income taxes	84,063	(262,415)		84,063
	636,907	(1,278,990)	1,169,801	232,938	412,599
Minority interest		(66,390)
Net profit (loss) for the period	$636,907	$(1,212,600)	$1,169,801	$232,938	$412,599

Basic profit per share		$(0.03)	$0.04	$0.01	$0.02
Diluted profit per share		$(0.03)	$0.04	$0.01	$0.02
Weighted average number of
common shares used to
compute profit per share
Basic		35,498,505	29,153,909	35,498,505	17,717,212
Diluted		45,788,512	29,153,909	45,788,512	17,717,212

See accompanying notes and Independent Auditors' Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)
Consolidated Statements of Retained Earnings (Deficit)
	(In US Dollars)
	(Unaudited)

	Cumulative From
	Inception Date
	of Sep. 15, 1998	Quarter Ended December 31,		Year Ended December 31,
	to December 31,
	2001	2001	2000	2001	2000
Retained earnings (deficit),
beginning of period		$1,849,507	$(765,832)	$403,969	$(8,630)
Net profit (loss) for the period	$636,907	(1,212,600)	1,169,801	232,938	412,599
Retained earnings,
end of period	$636,907	$636,907	$403,969	$636,907	$403,969

See accompanying notes and Independent Auditors' Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statements of Cash Flows
	(In US Dollars)

	Cumulative From
	Inception Date
	of Sep. 15, 1998		Quarter Ended		Year Ended
	to December 31,		December 31,		December 31,
	2001	2001	2000	2001	2000

Cash derived from (used for)
Operating activities
Net profit (loss) for the period	$636,907	$(1,212,600)	$1,169,801	$232,938	$412,599
Items not requiring use of cash
Depreciation	217,748	73,978	8,089	204,157	13,591
Amortization of goodwill	--	(45,246)	--	--	--
Stock-based compensation	252,400	--	--	--	252,400
Minority interest	--	(138,941)	--	--	--
Cumulative translation	4,987	4,214	3,811	604	4,383
Changes in non-cash working capital items
Accounts receivable	(4,069,810)	1,160,628	(4,910,754)	1,135,167	(5,204,977)
Prepaid expenses and deposits	(2,093,425)	(1,600,127)	(29,300)	(2,058,741)	(34,684)
Advances on inventory purchase	--	--	102,511	--	--
Inventories	(1,989,871)	286,838	(1,244,642)	(745,229)	(1,244,642)
Subscriptions receivable	--	406,434	(3,812)	406,434	(406,434)
Accounts payable and accrued	2,312,320	(715,805)	2,661,350	(438,110)	2,749,930

	(4,728,744)	(1,780,627)	(2,242,946)	(1,262,780)	(3,457,834)
Financing activities
Issuance of shares for cash	7,199,367	(406,434)	5,264,000	(406,434)	7,543,301
Net gain on acquisition	3,333,103	--	3,333,103	--	3,333,103
Capital contributed	19,441	(158,505)	--	19,441	--
Management fees payable	--	--	(35,720)	(150,004)	150,004
Advance on share subscriptions					--
Payable on acquisitions	--	(518,590)	518,590	(518,590)	518,590
Bank loans	1,784,764	(183,797)	1,579,202	205,562	1,579,202
Long-term debt	268,990	(363)	306,138	(37,148)	306,138
Deferred liabilities, pension	212,562	--	212,562	--	212,562
Due to related parties	308,601	(120,457)	(394,641)	(206,452)	515,053
	13,126,828	(1,388,146)	10,783,234	(1,093,625)	14,157,953
Investing activities
Fixed assets acquired	(6,653,561)	(55,215)	(5,809,083)	(763,355)	(5,890,206)
Intangible assets	(100,560)	--	(102,681)	2,121	(102,681)
Goodwill	(1,206,554)	--	(1,206,554)	--	(1,206,554)
Investment in Hongkang	--	--	(532,044)	532,044	(532,044)
Short-term investment	--	2,530,348	(1,354,293)	1,354,293	(1,354,293)
Deposit on proposed acquisition	--	--	1,824,924	--	--
	(7,960,675)	2,475,133	(7,179,731)	1,125,103	(9,085,778)
Cash, increase (decrease)
during the period	437,409	(693,640)	1,360,557	(1,231,302)	1,614,341
Cash, beginning of period		1,131,049	308,154	1,668,711	54,370
Cash, end of period	$437,409	$437,409	$1,668,711	$437,409	$1,668,711

See accompanying notes and Independent Auditors' Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.				Schedule A

	(A Nevada Corporation)
	Schedule of Fixed Assets/Intangible Assets
	As at December 31, 2001
	(In US Dollars)

		Accumulated
	Cost	Depreciation	Net
Fixed Assets
Deferred lease expense	$3,556	$2,206	$1,350
Deferred expenses - other - TZF Jiangsu	256,256	--	256,256
Fixed assets of operating companies
- note 8	2,513,967	779,104	1,734,863
- note 9	548,421	--	548,421
Construction in progress - Note 10	2,292,416	--	2,292,416
Rights of use of land
Tianan - 50 years	370,508	7,943	362,565
TZF Jiangsu - 50 years (1)	1,239,942	--	1,239,942
	$7,225,066	$789,253	$6,435,813

Intangible Assets
Technology rights - Note 13			$4,038,229
Deferred costs - Note 12			100,560
			$4,138,789

(1) To be amortized commencing when certificate of completion of building is received in 2002.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
	(A Nevada Corporation)
	Consolidated Statement of Changes in Stockholders' Equity
	From Date of Inception on September 15, 1998 to December 31, 2001
	(In U.S. Dollars)

	Number of		Additional	Total	Retained		Total
	Common	Par	Paid-in	Capital	Earnings	Cumulative	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Translation	Equity

9/25/98 issuance of common
stock for cash	1,000,000	$1,000	$1,500	$2,500			$2,500
Net loss for the year ended December 31, 1998					(1,115)		(1,115)
Balance, December 31, 1998	1,000,000	1,000	1,500	2,500	(1,115)		1,385
2/17/99 issuance of common
stock for cash	600,000	600	59,400	60,000			60,000
Net loss for the year ended December 31, 1999					(7,515)		(7,515)
Balance, December 31, 1999	1,600,000	1,600	60,900	62,500	(8,630)		53,870
4/30/00 cancellation of
common stock and
transfer of par value to
paid-in capital (note 1)	(1,000,000)	(1,000)	1,000
Balance, April 30, 2000
before forward split	600,000	600	61,900	62,500	(8,630)		53,870

05/15/00 10 to 1 forward split	6,000,000	600	61,900	62,500	(8,630)		53,870
05/15/00 issuance of common
stock for services	250,000	25	252,375	252,400			252,400
05/15/00 issuance of common
stocks for the BC Company	18,451,843	1,845	5,351,087	5,352,932			5,352,932
7/4/00 issuance of common
stock for cash	340,000	34	343,216	343,250			343,250
9/30/00 issuance of common
stock for cash	615,466	62	621,286	621,348			621,348
10/19/00 issuance of common
stock for cash	10,000	1	10,999	11,000			11,000
11/19/00 issuance of common
stock for cash	230,000	23	252,977	253,000			253,000
12/28/00 issuance of common
stock for debt	10,000,000	1,000	4,999,000	5,000,000			5,000,000
Net profit for the year ended December 31, 2000					412,599		412,599
Negative goodwill - gain on
acquisition TZF Jiangsu - note 1			3,333,103	3,333,103			3,333,103
Cumulative translation						4,383	4,383
Balance, December 31, 2000	35,897,309	3,590	15,225,943	15,229,533	403,969	4,383	15,637,885
1/1/01 capital contributed			177,946	177,946			177,946
12/31/01 capital contribution adjustment			(158,505)	(158,505)			(158,505)
12/31/01 cancellation of common stock	(398,804)	(40)	(406,394)	(406,434)			(406,434)
Net profit for year ended December 31, 2001					232,938		232,938
Cumulative translation						604	604
Balance, December 31, 2001	35,498,505	$3,550	$14,838,990	$14,842,540	$636,907	$4,987	$15,484,434
See Accompanying Notes and Independent Auditors' Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

December 31, 2001

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

Name	Number of Shares	Consideration CAD $	Equivalent US $
Robert Gelfand	50,000	$75,000	$50,480
Fred Fisher	200,000	300,000	201,920
	250,000	$ 375,000	$ 252,400

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

As a result of the closing of this purchase transaction, Tianan became a wholly-owned subsidiary.

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

In accordance with the Acquisition and Investment Agreement, the purchase price was a total of RMB14,000,000.00 (US $1,786,591), which was paid in cash in two installments, plus assumption of liabilities totaling approximately RMB400,000 (approximately US$48,000). The first cash installment totaling RMB3,000,000.00 (approximately US $362,000) , was paid on September 18, 2000. The second cash installment of RMB11,000,000.00 (approximately US $1,376,591) was paid in two parts, on November 22 and November 28, 2000.The purchase price for the assets of TZF Jiangsu was determined through arms length negotiation with the seller.

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

Assets and liabilities of TZF Jiangsu at the date of acquisition on December 31, 2000, were as follows:

Assets
Cash and cash equivalents	$ 1,005,456
Accounts receivable, trade	1,675,847
Short-term loans	701,927
Inventories	79,095
Construction in progress	861,460
Fixed assets, net of accumulated depreciation	548,421
Fixed assets, other	239,261
Rights of use of land - 50 years	1,239,942
8,269,783
Liabilities
Accounts payable, trade	913,669
Accounts payable, others	350,001
Taxes payable	389,934
Payroll and payroll deductions payable	94,821
Long-term liabilities	306,138
Bank loans	1,095,526
3,150,089
Net assets	5,119,694
Gain - Negative goodwill on acquisition added to paid-in capital in these financial statements	3,333,103
Total cash payments on acquisition	$1,786,591

By an Acquisition and Investment Agreement dated December 31, 2000, the Company completed the purchase of all of the shares of Shenzhen Tianzifu Network Technology Ltd., ("Shenzhen TZF Net") (formerly Shenzhen Xinhaihu Industry Trading & Development Co., Ltd.), a Chinese corporation. The purchase price is $3,000,000, of which, $2,481,410 was paid, and the balance of $518,590 is recorded as payable on acquisition as a current liability in these financial statements.

The major businesses of Shenzhen TZF Net are in China and include pharmaceutical businesses, material supply, computer network software and hardware development and related business information consulting.

Shenzhen TZF Net. owns and operates a major health food and medicine online sales network, as outlined below through which Chinese products are marketed and brand products from North America and the rest of the world will be distributed under licenses. It also serves as T.Z.F's China headquarters, and will administer the operations of all current and future T.Z.F. subsidiaries in China.

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

Hongkang Pharmaceutical Company, is an 88% owned subsidiary of Shenzhen TZF Net. It was formed in 1995 and is located in Guangdong Province. It has a staff of 60 and is one of only few pharmaceutical wholesalers/retailers (out of 990 wholesale enterprises and 3,760 retailers) in Guangdong Province to meet the GSP requirements. Hongkang Pharmaceutical wholesales and retails chemical pharmaceutical preparation, antibiotic pharmaceutical preparations, Chinese traditional medicine preparations, Chinese traditional medicine tablets and health products throughout Southern China including Guanxi, Fujian and Hunan provinces. Hongkang Pharmaceutical plans to expand its facilities and market share in order to meet the growing demand for medicines and to become a major pharmaceutical distributor and wholesaler in Southern China.

During the fourth quarter of 2001, due to the problems of the approval from Chinese regulatory bodies relating to the acquisition of ongkang Pharmaceutical Company. Directors and Management of Shenzhen TZF Net decided to cancel the acquisition. All the figures of Hongkang Pharmaceutical Company consolidated into the financial statements of Shenzhen TZF Net for the nine month period ended September 30, 2001, have been reversed during the fourth quarter of 2001. These results the negative sales in these consolidated financial statements for the fourth quarter of 2001. Reconciliation of these changes and its affect on operations of the Company for the quarter ended December 31, 2001, are as follows:

Shenzhen TZF Net Operations

	9 Mths to 9/30/01	Reversal of Cancelled Acquisition	Restated Figures 9 Months to 9/30/01	Quarter Ended 12/31/01	Adjusted Figures 12 Mths Ended 12/31/01
Revenue
Sales	$ 5,762,634	$ (4,823,501)	$ 939,133	$ 12,821	$ 951,954
Cost of Sales	4,533,903	(3,863,309)	670,594	12,122	682,716
Gross Profit	1,228,731	(960,192)	268,539	699	269,238
Other income	105,404		105,504	(70,288)	35,216
	1,334,235	(960,192)	374,043	(69,589)	304,454
Selling expenses	88,356	(72,412)	15,944	10,816	26,760
Administrative Costs	157,429	(62,037)	95,392	237,444	332,836
Amortization of goodwill	39,726		39,726	(39,726)
Depreciation	5,467		5,467	3,795	9,262
	290,978	(134,449)	156,529	212,329	368,858
Profit before income taxes	1,043,257	(825,743)	217,514	(281,918)	(64,404)
Income taxes	319,417	(272,495)	46,922		46,922
Net profit for the period	723,840	(553,248)	170,592	(281,918)	(111,326)
Minority interest	66,390	(66,390)
Net profit	$ 657,450	$ (486,858)	$ 170,592	$ (281,918)	$ (111,326)

The annual adjusted figures for Shenzhen TZF Net are disclosed in the Condensed Statement of Operations of subsidiaries in note 28, thereto.

Assets and liabilities of Shenzhen TZF Net at the date of acquisition on December 31, 2000, were as follows:

Assets
Cash and cash equivalents	$ 416,994
Accounts receivable, trade	274,132
Short-term loans	517,487
Short-term investment	1,354,293
Inventories	12,033
Prepaid expenses	23,260
Fixed assets, net of accumulated depreciation	78,193
Investment in subsidiary, Meixian Hengkang Pharmaceutical Company	532,044
Deferred Website development costs	74,724
3,283,160
Liabilities
Accounts payable, trade	6,829
Accounts payable, others	1,183,904
Taxes payable	151,804
1,342,537
Net assets	1,940,623
Goodwill on acquisition (note )	1,059,377
Total payments required on acquisition	$3,000,000
Amounts paid by December 31, 2000	2,481,410
Amount unpaid at December 31, 2000 and paid during the year ended December 31, 2001	$518,590

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

Development stage company

The accompanying consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises", which include cumulative figures for the statement of operations and cash flows from the date of inception on September 15, 1998 to December31, 2001.

Business Combinations

The Company uses the Purchase Method in accounting for its acquisitions.

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

Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2001 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Foreign currency translation

The functional currency of the parent Company T.Z.F. International Investments, Inc. is the United States Dollar and of T.Z.F. International Herbs Investment Inc. is the Canadian Dollar, Tiana Pharmacy (Xiamen) Co. Ltd, T.Z.F. International Herbs (Jiangsu) Co. Ltd. and Shenzhen Tianzifu Network Technology Ltd. are in Chinese Yuan and the reporting currency on a consolidated basis is the United States Dollar.

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

Depreciation is remeasured at historical exchange rates that existed at the time the underlying related asset was acquired.

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

	Year Ended December 31,
Balance, Beginning of year	$ 4,383	$
Change during the year	604	4,383
Balance, end of year	$ 4,987	$ 4,383

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

Inventories

The inventories are recorded at the lower of cost or market. As at December 31, 2001 the inventories total $1,989,871 (December 31, 2000 - $1,244,642) (see note 7)

Revenue Recognition

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

Web Site Development Expenses

Web site development expenses relate to the development of new online services and consist principally of employee compensation, as well as costs for content, facilities and equipment. The consensus in the Financial Accounting Standards Board Emerging Issues Task Force (EITF) Issue No. 00-2, Accounting for Web Site Development Costs, requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Development expenses of $67,809 have been capitalized and will be either expensed in 2002 or amortized over a period of 30 months after completion the Web Site (note 13)

Shipping and Handing Fees and Costs

In September 2000, the Financial Accounting Standards Board Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, be classified as revenue. The Company historically has netted shipping charges to customers with shipping and handling costs which are included in operating expenses in the Statements of Operations. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company adopted the consensus in the Issue in fiscal 2001.

Segmented Information

The Company's identifiable assets as at December 31, 2001 are located in the following countries:

Canada	$4,698,258
China	15,641,922
The United States	12,144
$20,352,324

Note 3. CASH AND CASH EQUIVALENTS - $437,409

The total for cash and equivalents as at December 31, 2001, is made up as follows:

	TZF US Company	The BC Company	Tian'an	JZF Jiangsu	Shenzhen TZF Net	Total
Petty cash	$	$ 417	$ 223	$	$ 1,440	$ 26,069
Cash in trust		8,217				8,217
Cash in bank	3,317	118,580	218,686	17,477	5,021	363,081
Short-term deposits				40,042		40,042
Total	$ 3,317	$127,214	$218,909	$ 81,508	$ 6,461	$ 437,408

Note 4. ACCOUNTS RECEIVABLE - $4,069,810 (December 31, 2000 - $5,204,977) (see note 30 operations of subsidiaries)

This balance represents the following:

	TZF US Company	The BC Company	Tian'an	JZF Jiangsu	Shenzhen TZF Net	Total
Accounts receivable, trade	$ 8,827	$ 631,837	$470,726	$1,221,895	$ 5,224	$2,338,509
Accounts receivable, Canadian GST		26,922				26,922
Short-term loans			3,531		738,466	741,997
Accounts receivable, others		14,710		947,672		962,382
Total	$ 8,827	$673,469	$474,257	$2,169,567	$ 743,690	$4,069,810

Note 5. PREPAID EXPENSES AND DEPOSITS - $2,093,425

The balance of prepaid expense and deposit as at December 31, 2001, is as follows:

	The BC Company	Tian'an	Shenzhen TZF Net	Total
Rental deposits	$ 5,157	$	$	$ 5,157
Prepaid to Beijing Zhong Buo for website development		846,433		846,433
Prepaid new medicine application fees		29,921		29,921
Deposit for supplies		29,921		29,921
Total	$ 5,157	876,354	$1,211,914	$2,093,425

As at December 31, 2001, Shenzhen TZF Net paid $1,211,914 (11,872,120 Yuan) to Beijing Zhongbuo Merchants Promotion Internet Co. Ltd. for the setting up of website and computer systems. This project is in progress as at December 31, 2001 and, accordingly, is recorded as a prepaid expense.

As at December 31, 2001, Tianan paid $846,433 (7,000,000 Yuan) to three medical companies as prepayment for three new product certificate. The medical companies would provide the certificate within six months, otherwise they will return the money, plus interest at the prime bank rate, calculated from the date of prepayment.

Note 6. SUBSCRIPTIONS RECEIVABLE

As at September 11, 2000, Mr. Chung Yiu Chung signed a subscription agreement with the Company, whereby he subscribed for 561,798 common share of the Company at a price of CAD$1.50 per share, of which, 162,994 common shares were issued and paid. The balance of $406,434 is unpaid. As at December 31, 2001 the latter amount has been reversed and the issued share capital reduced, accordingly.

Note 7. INVENTORIES - $1,989,871

The inventories as at December 31, 2001, are made up as follows:

	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Raw materials	$	$ 74,230	$ 79,850		$$154,080
Packaging materials	22,947	26,532	663,258		712,737
Finished products		403,699	204,235		607,934
Other			299,662	215,458	515,120
Total	$ 22,947	$ 504,461	$1,247,005	$ 215,458	$1,989,871

Note 8. FIXED ASSETS

The totals for fixed assets and accumulated depreciation as at December 31, 2001, are made up as follows:

	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Cost
Computer equipment	$ 14,364	$	$		$$14,364
Office equipment	14,286				14,286
Vehicles	19,025				19,025
Buildings and improvements	38,426	1,312,794			1,351,220
Mechanic devices		321,187			321,187
Shipping devices		21,685			21,685
Electronic devices				100,072	100,072
Other		315,691	356,437		672,128
Total	86,101	1,971,357	356,437	100,072	2,513,967
Accumulated Depreciation
Computer equipment	5,393				5,393
Office equipment	4,889				4,889
Vehicles	6,943				6,943
Buildings and improvements	11,231	305,234			316,465
Mechanic devices		142,851			142,851
Shipping devices		19,517			19,517
Electronic devices				15,347	15,347
Other		237,021	30,678		267,699
Total	28,456	704,623	30,678	15,347	779,104
Net book value
Computer equipment	8,971				8,971
Office equipment	9,397				9,397
Vehicles	12,082				12,082
Buildings and improvements	27,195	1,007,560		0	1,03,755
Mechanic devices		178,336		0	178,336
Shipping devices		2,168		0	2,168
Electronic devices		0		84,725	84,725
Other		78,670	325,759	0	404,429
Total (to Schedule A)	$ 57,645	$1,266,734	$ 325,759	$ 84,725	$1,734,863

Note 9. FIXED ASSETS - OTHERS

As at December 31, 2001, other fixed assets of $548,421 as disclosed in Schedule A, in addition to the above, represent the residual value of fixed assets located at TZF Jiangsu.

Note 10. FIXED ASSETS - CONSTRUCTION IN PROGRESS

The construction in progress of $2,292,416 as at December 31, 2001, applies to new buildings and related equipment located at TZF Jiangsu and will not be depreciated until the building has been completed and the equipment put into use. Certificate of completion is expected by mid 2002. The additional cost to complete is approximately $2,424,598 , see note 27, contractual commitments.

Note 11. GOODWILL

As at December 31, 2001, goodwill of $1,206,554 is made up as follows:

	Tian'an	Shenzhen TZF Net	Total
Goodwill on acquisitions	$147,177	$1,059,377	$1,206,554

The goodwill will be evaluated on an annual basis as to any possible impairment. The earnings of Tianan justify the goodwill. Shenzhen is expected to attain earnings to continue to justify the amount of goodwill and, accordingly, no adjustment has been made to the goodwill booked for Shenzhen.

Note 12. INTANGIBLE ASSETS - DEFERRED COSTS

As at December 31, 2001, deferred costs of $100,560 are made up as follows:

	Tian'an	Shenzhen TZF Net	Total
Website development - to be amortized over 30 months after completion of the Website in 2002		$$67,809	$67,809
Net product development costs - to be expensed in 2002	32,751		32,751
Total	$ 32,751	$ 67,809	$100,560

Note 13. INTANGIBLE ASSETS - TECHNOLOGY RIGHTS

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

Amortization of the cost of the technology will commence when the products relating to the technologies are available to be marketed; which is expected to be effective in 2002. The amortization period is for ten years on a straight-line basis. No amortization of these technology rights is included in these financial statements for the year ended December 31, 2001.

Note 14. ACCOUNTS PAYABLE AND ACCRUED

Details of the total of accounts payable and accrued as at December 31, 2001, are as follows:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
A/P, trade	$		$ 49,945	$ 1,043,095	$ 46,961	$1,140,001
Accrued payroll			7,815	22,790	9,928	40,533
Taxes payable			11,827	133,173	106,332	251,332
Other payables	12,284	58,229	48,332	378,904	382,705	880,454
Total	$ 12,284	$ 58,229	$ 117,919	$1,577,962	$ 545,926	$2,312,320

Note 15. MANAGEMENT FEES PAYABLE

For the current year, effective the third quarter, all unpaid management fees were cancelled (see note 17) resulting in a credit of $288,000 to administration costs for the current year.

Note 16. RELATED PARTY TRANSACTIONS

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

b) The amount of $308,601 due to related parties as at December 31, 2001, is unsecured, non interest bearing, with no specific terms of repayment.

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

On December 28, 2000, the Company signed a Debt Settlement Agreement with Mr. Xin Chen. Mr. Chen agreed to take 10,000,000 common shares of the Company at a price of CAD$0.75 (US$0.50) per share to repay $5,000,000 of his loan. These shares have warrants attached entitling the holder to purchase additional 10,000,000 common shares of the Company at a price of CAD$1.50 per share until December 28, 2001 (expired), and thereafter, at a price of CAD$2.50 per share until December 28, 2002.

Note 17. BANK LOANS

Details of bank loans as at December 31, 2001, are as follows:

a) Tian'an

As at December 31, 2001, Tianan has bank loans, as follows, secured by its assets:

	Period of Loan	Principal Chinese RMB	Principal Equivalent to US $	Interest Rate/Monthly
Bank of China	12/30/00 - 4/30/02	2,700,000	326,481	0.558%
China Construction Bank	5/18/01 - 5/18/02	3,000,000	362,757	0.53625%
Total		5,700,000	689,238

b) TZF Jiangsu

As at December 31, 2001, TZF Jiangsu has bank loans, as follows, secured by its assets:

	Period of Loan	Principal Chinese RMB	Principal Equivalent to US $	Interest Rate/Monthly
Industries and Commerce Bank of Jianhu, China	6/30/01 - 6/30/02	9,060,000	1,095,526	0.63375%

Management of the company proposes to apply for renewal of these loans prior to their due date.

c) Summary of Bank loans

	Tian'an	TZF Jiangsu	Total
Bank of China Xiamen Branch	$ 326,481	$	$ 326,481
Industries and Commerce Bank of Jianhu		1,095,526	1,095,526
China Construction Bank	362,757		362,757
Total	$ 689,238	$1,095,526	$1,784,764

Note 18. LONG-TERM LIABILITIES

a) The long-term debt of $268,990 represents long-term accounts payable owing by Second Pharmacy.

b) The deferred liabilities for pensions applies to Tianan. This is a provision for pension liabilities.

Note 19. CAPITAL STOCK

a) Authorized: 100,000,000 common shares with a par value of $0.0001 each per share.

b) Issued and outstanding common shares as at December 31, 2001 are as follows:

	Issue Date	Number of Shares	Par Value	Additional Paid-in Capital	Total
Private placement	9/25/98	1,000,000	$1,000	$1,500	$2,500
Balance	12/31/98	1,000,000	1,000	1,500	2,500
Private placement	2/17/99	600,000	600	59,400	60,000
Balance	12/31/99	1,600,000	1,600	60,900	62,500
Cancellation of common stock	4/30/00	(1,000,000)	(1,000)	1,000
Balance, before forward split	4/30/00	600,000	$600	$61,900	$62,500
10:1 forward split	5/15/00	6,000,000	600	61,900	62,500
Issuance of stock for services	5/15/00	250,000	25	252,375	252,400
Acquisition of the BC Company	5/15/00	18,451,843	1,845	5,351,087	5,352,932
Issuance for cash	7/4/00	340,000	34	343,216	343,250
Issuance for cash	9/30/00	615,466	62	621,286	621,348
Issuance for cash	10/19/00	10,000	1	10,999	11,000
Issuance for cash	11/19/00	230,000	23	252,977	253,000
Issuance for debt	12/28/00	10,000,000	1,000	4,999,000	5,000,000
Negative goodwill	12/31/00			3,333,103	3,333,103
Capital contributed	1/1/01			177,946	177,946
Capital contribution adjustment	12/31/01			(158,505)	(158,505)
Cancellation of common stock	12/31/01	(398,804)	(40)	(406,394)	(406,394)
Balance	12/31/01	35,498,505	$ 3,550	$14,838,990	$14,842,540

c) Outstanding Warrants at December 31, 2001

290,007 warrants to purchase 290,007 common shares exercisable at CAD$1.50 per share until December 17, 2001 (expired and subsequently extended, see note 30)

10,000,000 warrants to purchase 10,000,000 common shares exercisable at CAD$2.50 per shares until December 28, 2002.

10,290,007

Note 20. INCOME TAXES

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

Note 21. FINANCIAL INSTUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses and deposits, subscriptions receivable, inventories, bank loans, accounts payable and accrued, balances due to related parties, the amount payable on an acquisition and long-term liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 22. LEASE OBLIGATIONS

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

The first and the last months rent of CAD$6,631.15 is due at the time of signing. This amount has been paid and is recorded as prepaid expense and deposit as at December 31, 2001.

Summary of lease obligations

Year	CDN$	Equivalent US$
2002	$34,545	$23,250
2003	995	670
	$35,540	$23,920

These lease payments are not capitalized, but are expensed as they are incurred.

Note 23. PENSION AND EMPLOYMENT LIABILITIES

The Company has liabilities which are deferred as at December 31, 2001, for pension, post-employment benefits or post-retirement benefits in Tianan in the amount of $212,562. This liability is unchanged from December 31, 2001. The parent company and other subsidiary companies, (except for Tianan) do not have any liabilities for pensions and related costs.

Note 24. DISTRIBUTORSHIP AGREEMENTS

The Company and/or its subsidiaries enter into various distributorship agreements with independent third parties to market products of the Company and its subsidiaries.

Note 25. LAWSUITS

Expediter Sales Ltd. ("Expediter") v. the BC Company

There is a claim filed against the BC Company by Expediter alleging a breach of contract and misrepresentation. Expediter is seeking damages for alleged loss of profits, loss of business and goodwill, misrepresentation, set-up expenses and the alleged wrongful use of Expediter's name, and an injunction to prevent the BC Company from selling an herbal tea in Canada. The BC Company terminated the contract of Expediter for non-performance and has, accordingly, counterclaimed against Expediter for outstanding debts unpaid by Expediter. No provision has been made in these financial statements for any potential costs or contingent assets relating to this matter as the results of the claim and counterclaim are not determinable at this time.

Note 26. CONTRACTUAL COMMITMENTS

A subsidiary, TZF Jiangsu has contractual obligations totalling $2,424,598, at December 31, 2001, to builders, suppliers and subtrades relating to construction in progress of buildings and for purchase of equipment.

Note 27. SALES IN CANADA

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

Note 28. REVENUES OF ACQUISITIONS

The Company has acquired four subsidiary companies and they are recorded as a purchase. Operating figures of these acquisitions are disclosed from the date of acquisition. Details of the operating figures for the Company and the four subsidiary companies for the year ended December 31, 2001, extracted from the applicable financial statements of those companies, are as follows:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Revenue
Sales	$ 146,234	$1,233,791	$1,160,518	$1,621,745	$ 951,954	$5,114,242
Cost of sales	38,056	683,343	543,235	1,047,890	682,716	2,995,241
Gross profit	108,178	550,448	617,22	573,855	269,238	2,119,001
Other income	3,910	23,993	73,325	121,827	35,216	258,271
	112,088	574,441	690,607	695,682	304,454	2,377,272
Selling expenses		16,509	110,452	254,627	26,760	408,348
Administrative costs	84,697	588,954	447,433	570,328	368,858	2,060,270
Depreciation		19,017	145,200	30,678	9,262	204,157
	84,697	588,954	447,433	570,328	368,858	2,060,270
Profit before income taxes	27,391	(14,513)	242,174	125,354	(64,404)	317,002
Income taxes			37,142		46,922	84,064
Net profit for the period	$ 27,391	$ 14,513	$ 206,032	$ 125,354	$(111,326)	$ 232,938

Refer to note 1, showing reconciliation of operations of Shenzhen TZF Net due to cancellation of proposed acquisition of Hengkang Pharmaceutical Company.

Note 29 DISTRIBUTION AGREEMENTS

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

c) By agreement dated July 25, 2001 effective July 25, 2001, Flora Manufacturing and Distributing Ltd. ("the Supplier"), granted TZF International Investments, Inc. ("TZF") the exclusive right to promote, distribute, and sell the supplier's products within the "Territory" of the Peoples' Republic of China (excluding Hong Kong and Macao) for a period of three years. Continuation of this exclusive right is continent upon meeting or exceeding the purchase of products for a minimum of US$50,000 within 12 months after the initial Product has been approved for sale in the Territory by the appropriate government department and in the next two years thereafter or US$200,000 in the second year and US$400,000 in the third year.

The supplier may terminate the distribution agreement if TZF breaches any terms of the agreement, including but not restricted to the annual sales requirements, if any breaches are not remedied within three months after written notice.

This agreement shall be renewed for additional successive renewal periods of three year terms upon written notice by either of the parties, delivered at least 60 days prior to the expiration of the preceding period and, in any case, the Distributor will always have the first choice of renewal.

Note 30 SUBSEQUENT EVENT

By a Director Resolution dated February 25, 2002, the expiry date for 290,007 units of share purchase warrant have been extended from December 17, 2001 to December 17, 2002. The exercise price remained the same, at CAD$1.50 per share.

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

Compliance with Section 16(a) of the Exchange Act

The Company's officers and directors have each filed an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5.

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

Additional management fees were accrued during the current fiscal year. However, effective in the third quarter of the current fiscal year, all accrued but unpaid management fees were cancelled. The cancellation resulted in a credit of $288,000 to administration costs for the fiscal year ending December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2001, the stock ownership of each executive officer and director of T.Z.F. International Investments, Inc., of all executive officers and directors as a group, and of each person known by T.Z.F. International Investments, Inc. to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any options, warrants or other rights to acquire additional securities of T.Z.F. International Investments, Inc., except as may be otherwise noted.

Name and Address	Number of Shares Owned Beneficially	% of Class Owned
Xin Chen (1) 3381 Fleming Street Vancouver, B.C. V5N 3V6	20,000,000 (2)	55.71%
Chung Yu (1) 3381 Fleming Street Vancouver, B.C. V5N 3V6	1,429,941	3.98%
Qing Liu (1) #308 - 8625 Logan Street Vancouver, B.C. V6P 3T3	1,072,456	2.97%
Hong Li (1) 3381 Fleming Street Vancouver, B.C. V5N 3V6	20,000	nil
Chun Sheng Guo (1) 3381 Fleming Street Vancouver, B.C. V5N 3V6	0	0%
Shenzhen Hengyunda Enterprises Co. Ltd. Shenzhen, China	6,000,000	16.71%
All directors and executive officers (5 persons)	22,522,397	62.74%

(1) The person listed is an officer, a director, or both, of the Company.

  On December 28, 2000, the Company signed a Debt Settlement Agreement with Mr. Xin Chen. Mr. Chen agreed to take 10,000,000 common shares of the Company at a price of CAD$0.75 (US$0.50) per share to repay $5,000,000 of his loan. The 10,000,000 shares also have 10,000,000 warrants attached, entitling the holder to purchase an additional 10,000,000 common shares of the Company at a price of CAD$1.50 per share until December 28, 2001, and thereafter at a price of CAD$2.50 per share until December 28, 2002.

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

By agreement, all accrued but unpaid management fees were cancelled effective as of July 31, 2001.

As of December 31, 2001, the Company has a total of $308,601 outstanding, and owed to related parties. This amount is unsecured, and non-interest bearing, with no specific terms of repayment.

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

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2001.

SIGNATURES

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

Date: May 7, 2002