Form 10QSB
period 2002-03-31
TZF INTERNATIONAL INVESTMENTS INC
filed 2002-05-21
CIK 1116350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2002.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2002, there were 35,498,505 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2002

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
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders

T.Z.F. International Investments, Inc.

(A Nevada Corporation)

We have reviewed the accompanying Consolidated Balance Sheets of T.Z.F. International Investments, Inc. (A Nevada Corporation) as of March 31, 2002 and March 31, 2001, and the Consolidated Statements of Operations, Retained Earnings, Cash Flows and Changes in Stockholders' Equity for the three month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the America Institute of Public Accountants. All information included in these financial statements is the representation of the management of T.Z.F. International Investments, Inc.

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

"Moen and Company"

Chartered Accountants

Vancouver, British Columbia, Canada

May 16, 2002

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Balance Sheets
March 31, 2002 and March 31, 2001
(In US Dollars)
(Unaudited)
	2002	2001
Assets
Current Assets
Cash and cash equivalents (note 3)	$389,436	$866,922
Accounts receivable (note 4)	3,862,582	5,617,569
Prepaid expenses and deposits (note 5)	2,227,110	67,601
Subscriptions receivable (note 6)	--	406,434
Short-term investment - secured	--	1,354,293
Inventories, at lower cost or market (note 7)	2,117,601	1,566,665
TOTAL CURRENT ASSETS	8,596,729	9,879,484
Investment in Guangdon Hongkang Medical Company	--	532,044
Fixed Assets - Schedule A	6,518,558	6,215,551
Intangible Assets - Schedule A	4,135,052	4,139,817
Goodwill, at cost (note 11)	1,206,554	1,191,472
TOTAL ASSETS (Pledged as security for bank loans - Note 17)	$20,456,893	$21,958,368
Liabilities and Stockholders' Equity
Current Liabilities
Bank loans - secured (note 17)	$1,784,764	$1,579,202
Accounts payable and accrued (note 14)	2,385,467	2,615,196
Payable on acquisition of Shenzhen Tianzhifu Network Technology Ltd. (note 1)	--	518,590
Management fees payable (note 15)	--	176,671
Due to related parties, unsecured, non interest
bearing, with no specific terms of repayment (note 16(b))	314,706	515,053
TOTAL CURRENT LIABILITIES	4,484,937	5,404,712
Long-term Liabilities
Long-term debt (note 18)	254,219	295,399
Deferred liabilities - pensions (note 23)	212,562	212,562
	466,781	507,961
Stockholders' Equity
Capital stock (note 19)
Authorized
100,000,000 common shares at $0.0001 par value
Issued
35,498,505 common shares (2001 - 35,897,309 shares) - par value	3,550	3,590
Paid in capital in excess of par value of stock	14,838,990	15,403,889
Retained earnings	657,648	633,841
Cumulative translation adjustment (note 2)	4,987	4,375
	15,505,175	16,045,695
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,456,893	$21,958,368
Approved on behalf of the board:
, Director

, Director
See Accompanying Notes and Independent Accountants' Review Report.
T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statements of Operations
	(In US Dollars)
(Unaudited)

		Quarter Ended March 31,

		2002	2001
Revenue
Sales		$1,048,750	$1,286,546
Cost of sales		696,099	753,701
		352,651	532,845
Other income		11,376	163,630
		364,027	696,475
Expenses
Selling expenses		110,194	76,319
Administration Costs		145,297	296,622
Depreciation		87,795	41,983
Amortization of Goodwill		--	15,082

		343,286	430,006
Profit (loss) before income taxes		20,741	266,469
Income taxes		--	36,597
Net profit (loss) for the period		$20,741	$229,872

Basic profit per share		$0.00	$0.01
Diluted profit per share		$0.00	$0.00
Weighted average number of
common shares used to
compute profit per share
Basic		35,498,505	35,897,309
Diluted		45,788,512	46,187,316

See Accompanying Notes and Independent Accountants' Review Report.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statements of Retained Earnings (Deficit)
	(In US Dollars)
(Unaudited)

		Quarter Ended March 31,
		2002	2001
Retained earnings (deficit),
beginning of period		$636,907	$403,969
Net profit (loss) for the period		20,741	229,872
Retained earnings,
end of period		$657,648	$633,841

See Accompanying Notes and Independent Accountants' Review Report.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)

	Quarter Ended March 31,

	2002	2001

Cash derived from (used for)
Operating activities
Net profit for the period	$20,741	$229,872
Items not requiring use of cash
Depreciation	87,795	41,983
Amortization of goodwill	--	15,082
Cumulative translation	--	(8)
Changes in non-cash working capital items
Accounts receivable	207,228	(412,592)
Prepaid expenses and deposits	(133,685)	(32,917)
Inventories	(127,730)	(322,023)
Accounts payable and accrued	73,149	(135,234)
	127,498	(615,837)

Financing activities
Capital contributed	--	177,946
Management fees payable	--	26,667
Long-term debt	(14,771)	(10,739)
Due to related parties	6,105	--
	(8,666)	193,874

Investing activities
Fixed assets acquired	(166,805)	(380,919)
Intangible assets	--	1,093

	(166,805)	(379,826)
Cash, increase (decrease)
during the period	(47,973)	(801,789)
Cash, beginning of period	437,409	1,668,711
Cash, end of period	$389,436	$866,922

See Accompanying Notes and Independent Accountants' Review Report.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
Schedule of Fixed Assets/Intangible Assets
As at March 31, 2002
	(In US Dollars)
	(Unaudited)

		Accumulated
	Cost	Depreciation	Net
Fixed Assets
Deferred lease expense	$3,556	$2,744	$812
Deferred expenses - other - TZF Jiangsu	256,256	14,418	241,838
Fixed assets of operating companies
- note 8	2,995,295	846,222	2,149,073
- note 9	552,436	--	552,436
Construction in progress - Note 10	1,973,878	--	1,973,878
Rights of use of land
Tianan - 50 years	370,508	9,929	360,579
TZF Jiangsu - 50 years (1)	1,239,942	--	1,239,942
	$7,391,871	$873,313	$6,518,558

Intangible Assets
Technology rights - Note 13			$4,038,229
Deferred costs - Note 12			96,823
			$4,135,052

(1) To be amortized commencing when certificate of completion of building is received in 2002.

See Accompanying Notes and Independent Accountants' Review Report.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statement of Changes in Stockholders' Equity
From Date of Inception on September 15, 1998 to March 31, 2002
(In U.S. Dollars)
(Unaudited)

	Number of		Additional	Total	Retained		Total
	Common	par	Paid-in	Capital	Earnings	Cumulative	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Translation	Equity

9/25/98 issuance of common
stock for cash	1,000,000	$1,000	$1,500	$2,500			$2,500
Net loss for the year ended December 31, 1998					(1,115)		(1,115)
Balance, December 31, 1998	1,000,000	1,000	1,500	2,500	(1,115)		1,385
2/17/99 issuance of common
stock for cash	600,000	600	59,400	60,000			60,000
Net loss for the year ended December 31, 1999					(7,515)		(7,515)
Balance, December 31, 1999	1,600,000	1,600	60,900	62,500	(8,630)		53,870
4/30/00 cancellation of
common stock and
transfer of par value to
paid-in capital (note 1)	(1,000,000)	(1,000)	1,000
Balance, April 30, 2000
before forward split	600,000	600	61,900	62,500	(8,630)		53,870

05/15/00 10 to 1 forward split	6,000,000	600	61,900	62,500	(8,630)		53,870
05/15/00 issuance of common
stock for services	250,000	25	252,375	252,400			252,400
05/15/00 issuance of common
stocks for the BC Company	18,451,843	1,845	5,351,087	5,352,932			5,352,932
7/4/00 issuance of common
stock for cash	340,000	34	343,216	343,250			343,250
9/30/00 issuance of common
stock for cash	615,466	62	621,286	621,348			621,348
10/19/00 issuance of common
stock for cash	10,000	1	10,999	11,000			11,000
11/19/00 issuance of common
stock for cash	230,000	23	252,977	253,000			253,000
12/28/00 issuance of common
stock for debt	10,000,000	1,000	4,999,000	5,000,000			5,000,000
Net profit for the year ended December 31, 2000					412,599		412,599
Negative goodwill - gain on
acquisition TZF Jiangsu - note 1			3,333,103	3,333,103			3,333,103
Cumulative translation						4,383	4,383
Balance, December 31, 2000	35,897,309	3,590	15,225,943	15,229,533	403,969	4,383	15,637,885
1/1/01 capital contributed			177,946	177,946			177,946
12/31/01 capital contribution adjustment			(158,505)	(158,505)			(158,505)
12/31/01 cancellation of common stock	(398,804)	(40)	(406,394)	(406,434)			(406,434)
Net profit for year ended December 31, 2001					232,938		232,938
Cumulative translation						604	604
Balance, December 31, 2001	35,498,505	3,550	14,838,990	14,842,540	636,907	4,987	15,484,434
Net profit for three months ended March 31, 2002					20,741		20,741
Balance, March 31, 2002	35,498,505	$3,550	$14,838,990	$14,842,540	$657,648	$4,987	$15,505,175

	See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(a Nevada Corporation)

Notes to Consolidated Financial Statements

March 31, 2002

(In U.S. Dollars)

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

During the fourth quarter of 2001, due to the problems of the approval from Chinese regulatory bodies relating to the acquisition of Hongkang Pharmaceutical Company. Directors and Management of Shenzhen TZF Net decided to cancel the acquisition. All the figures of Hongkang Pharmaceutical Company consolidated into the financial statements of Shenzhen TZF Net for the nine month period ended September 30, 2001, have been reversed during the fourth quarter of 2001. These resulted in negative sales in the consolidated financial statements for the fourth quarter of 2001.

The annual adjusted figures for Shenzhen TZF Net are disclosed in the Condensed Statement of Operations of subsidiaries in note 28, hereto.

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

Development stage company

The consolidated financial statements of the Company to December 31, 2001 were been prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises", which included cumulative figures for the statement of operations and cash flows from the date of inception on September 15, 1998 to December31, 2001. Commencing January 1, 2002, the Company is not considered to still be a development stage company and, accordingly, figures from date of inception are not disclosed.

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

Depreciation is remeasured at historical exchange rates that existed at the time the underlying related asset was acquired.

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

	Three months Ended March 31,
	2002	2001
Balance, Beginning of year	$ 4,987	$ 4,383
Change during the year		(8)
Balance, End of period	$ 4,987	$ 4,375

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

Inventories

The inventories are recorded at the lower of cost or market. As at March 31, 2002 the inventories total $2,117,601 (March 31, 2001 - $1,566,665) (see note 7)

Revenue Recognition

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

Segmented Information

The Company's identifiable assets as at March 31, 2002 are located in the following countries:

Canada	$4,697,701
China	15,747,048
The United States	12,144
$20,456,893

The total for cash and equivalents as at March 31, 2002, is made up as follows:

	TZF US Company	The BC Company	Tian'an	JZF Jiangsu	Shenzhen TZF Net	Total
Petty cash	$	$ 417	$ 83	$ 29,532	$ 827	$ 30,859
Cash in trust		8,217				8,217
Cash in bank	3,317	55,297	169,370	88,093	6,597	322,674
Short-term deposits				27,686		27,686
Total	$ 3,317	$ 63,931	$169,453	$ 145,311	$ 7,424	$ 389,436

Note 4. ACCOUNTS RECEIVABLE - $3,862,582 (March 31, 2001 - $5,617,569)

This balance represents the following:

	TZF US Company	The BC Company	Tian'an	JZF Jiangsu	Shenzhen TZF Net	Total
Accounts receivable, trade	$ 8,827	$ 593,140	$511,619	$1,248,347	$ 7,046	$2,368,979
Accounts receivable, Canadian GST		28,179				28,179
Short-term loans			3,531		551,878	555,409
Accounts receivable, others		12,452		897,563		910,015
Total	$ 8,827	$633,771	$515,150	$2,145,190	$ 558,924	$3,862,582

Note 5. PREPAID EXPENSES AND DEPOSITS - $2,227,110

The balance of prepaid expense and deposit as at March 31, 2002, is as follows:

	The BC Company	Tian'an	Shenzhen TZF Net	Total
Rental deposits	$ 5,157	$	$	$ 5,157
Prepaid to Beijing Zhong Buo for website development			1,211,914	1,211,914
Prepaid new medicine application fees		846,433		846,433
Deposit for supplies		130,872	32,734	163,606
Total	$5,157	977,305	$1,244,648	$2,227,110

As at March 31 2002, Shenzhen TZF Net paid $1,211,914 (11,872,120 Yuan) to Beijing Zhongbuo Merchants Promotion Internet Co. Ltd. for the setting up of website and computer systems. This project is in progress as at March 31, 2002 and, accordingly, is recorded as a prepaid expense.

As at March 31, 2002, Tianan paid $846,433 (7,000,000 Yuan) to three medical companies as prepayment for three new product certificate. The medical companies would provide the certificate within six months, otherwise they will return the money, plus interest at the prime bank rate, calculated from the date of prepayment.

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

Note 7. INVENTORIES - $2,117,601

The inventories as at March 31, 2002, are made up as follows:

	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Raw materials	$	$ 71,242	$ 100,850		$$172,092
Packaging materials	22,947	24,532	711,558		759,037
Finished products		390,699	259,835		650,534
Other			337,053	198,885	535,938
Total	$ 22,947	$ 436,473	$1,409,296	$198,885	$2,117,601

Note 8. FIXED ASSETS

The totals for fixed assets and accumulated depreciation as at March 31, 2002, are made up as follows:

	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Cost
Computer equipment	$ 14,364	$	$		$$14,364
Office equipment	14,286				14,286
Vehicles	19,025				19,025
Buildings and improvements	38,426	1,312,794			1,351,220
Mechanic devices		321,187			321,187
Shipping devices		21,685			21,685
Electronic devices				100,072	100,072
Other		316,326	837,130		1,153,456
Total	86,101	1,971,992	837,130	100,072	2,995,295
Accumulated Depreciation
Computer equipment	6,033				6,033
Office equipment	5,337				5,337
Vehicles	7,804				7,804
Buildings and improvements	12,152	305,234			317,386
Mechanic devices		142,851			142,851
Shipping devices		19,517			19,517
Electronic devices				20,107	20,107
Other		272,055	55,132		327,187
Total	31,326	739,657	55,132	20,107	846,222
Net book value
Computer equipment	8,331				8,331
Office equipment	8,949				8,949
Vehicles	11,221				11,221
Buildings and improvements	26,274	1,007,560		0	1,033,834
Mechanic devices		178,336		0	178,336
Shipping devices		2,168		0	2,168
Electronic devices		0		79,965	79,965
Other		44,271	781,998	0	826,269
Total (to Schedule A)	$ 54,775	$1,232,335	$ 781,998	$ 79,965	$2,149,073

Note 9. FIXED ASSETS - OTHERS

As at March 31, 2002, other fixed assets of $552,436 as disclosed in Schedule A, in addition to the above, represent the residual value of fixed assets located at TZF Jiangsu.

Note 10. FIXED ASSETS - CONSTRUCTION IN PROGRESS

The construction in progress of $1,973,878 as at March 31, 2002, applies to new buildings and related equipment located at TZF Jiangsu and will not be depreciated until the building has been completed and the equipment put into use. Certificate of completion is expected by mid 2002.

Note 11. GOODWILL

As at March 31, 2002, goodwill of $1,206,554 is made up as follows:

	Tian'an	Shenzhen TZF Net	Total
Goodwill on acquisitions	$147,177	$1,059,377	$1,206,554

The goodwill will be evaluated on an annual basis as to any possible impairment. The earnings of Tianan justify the goodwill. Shenzhen is expected to attain earnings to continue to justify the amount of goodwill and, accordingly, no adjustment has been made to the goodwill booked for Shenzhen.

Note 12. INTANGIBLE ASSETS - DEFERRED COSTS

As at March 31, 2002, deferred costs of $100,560 are made up as follows:

	Tian'an	Shenzhen TZF Net	Total
Website development - to be amortized over 30 months after completion of the Website in 2002		$$67,809	$67,809
Net product development costs - to be expensed in 2002	32,751		32,751
Amortization		(3,737)	(3,737)
Net book value (to schedule A)	$ 32,751	$ 64,072	$96,823

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

Amortization of the cost of the technology will commence when the products relating to the technologies are available to be marketed; which is expected to be effective in 2002. The amortization period is for ten years on a straight-line basis. No amortization of these technology rights is included in these financial statements for the period ended March 31, 2002.

Note 14. ACCOUNTS PAYABLE AND ACCRUED

Details of the total of accounts payable and accrued as at March 31, 2002, are as follows:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
A/P, trade			$ 70,686	$1,203,819	$ 46,961	$1,321,466
Accrued payroll			7,815	22,790	9,928	40,533
Taxes payable			11,827	133,173	68,693	213,693
Other payables	7,674	598	48,332	467,906	285,265	809,775
Total	7,674	598	138,660	1,827,688	410,847	2,385,467

Note 15. MANAGEMENT FEES PAYABLE

There are no management fees incurred for the quarter ended March 31, 2002.

Note 16. RELATED PARTY TRANSACTIONS

a) The amount of $314,706 represents loans to the Company by related parties as at March 31, 2002, is unsecured, non interest bearing, with no specific terms of repayment.

b) The principal shareholders offered to all warrant holders to exchange their warrants for shares held by the principal shareholders pursuant to such ratio so that, with the completion of the warrant/share exchange, the per share cost of the share/warrant held by the minority shareholder effectively stands at CAD$0.75 per share. The share/warrant change became effective as of December 17, 2000.

c) During the fiscal year ended December 31, 2000, Mr. Xin Chen, Director and Chairman of Board of Directors of the Company, advanced a total of approximately $5,500,000 on behalf of the Company. These funds were used in part for purchase of the assets of TZF Jiangsu, and in part for purchase of all of the issued and outstanding stock of Tian'an Investments Limited, a British Virgin Islands Corporation (which was completed on December 21, 2000) and part of the payment on the acquisition of 100% issued and outstanding shares of Shenzhen T.Z.F. Network Technologies Co., Ltd.

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

Note 17. BANK LOANS

Details of bank loans as at March 31, 2002, are as follows:

  Tianan

As at March 31, 2002, Tianan has bank loans, as follows, secured by its assets:

	Period of Loan	Principal Chinese RMB	Principal Equivalent to US $	Interest Rate/Monthly
Bank of China	12/30/00 - 4/30/02	2,700,000	326,481	0.558%
China Construction Bank	5/18/01 - 5/18/02	3,000,000	362,757	0.53625%
Total		5,700,000	689,238

  TZF Jiangsu

As at March 31, 2002, TZF Jiangsu has bank loans, as follows, secured by its assets:

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

Note 18. LONG-TERM LIABILITIES

a) The long-term debt of $254,219 represents long-term accounts payable owing by Second Pharmacy.

b) The deferred liabilities for pensions applies to Tianan. This is a provision for pension liabilities.

Note 19. CAPITAL STOCK

a) Authorized: 100,000,000 common shares with a par value of $0.0001 each per share.

b) Issued and outstanding common shares as at March 31, 2002 are as follows:

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

c) Outstanding Warrants at March 31, 2002

290,007 warrants to purchase 290,007 common shares exercisable at CAD$1.50 per share until December 17, 2001 (expired and subsequently extended, see note 30)

10,000,000 warrants to purchase 10,000,000 common shares exercisable at CAD$2.50 per shares until December 28, 2002.

10,290,007

Note 20. INCOME TAXES

a) The most recent Federal Income Tax filing for the Company for the US was for he year ended December 31, 2000, disclosing no income taxes payable to the US Internal Revenue Service.

b) The BC Company has filed Federal Income Tax Returns for the years ended December 31, 1999 and 2000. To December 31, 2000, the BC Company had a total loss of CAD$482,634 (equivalent to US$321,756). No provision for Canadian Income Taxes is provided for in these consolidated financial statements as the profit is reduced by the losses brought forward and other costs of the Company.

Note 21. FINANCIAL INSTUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses and deposits, inventories, bank loans, accounts payable and accrued, balances due to related parties and long-term liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

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

The first and the last months rent of CAD$6,631.15 is due at the time of signing. This amount has been paid and is recorded as prepaid expense and deposit as at March 31, 2002.

Summary of lease obligations

Year	CDN$	Equivalent US$
2002	$34,545	$23,250
2003	995	670
	$35,540	$23,920

These lease payments are not capitalized, but are expensed as they are incurred.

Note 23. PENSION AND EMPLOYMENT LIABILITIES

The Company has liabilities which are deferred as at March 31, 2002, for pension, post-employment benefits or post-retirement benefits in Tianan in the amount of $212,562. This liability is unchanged from March 31, 2002. The parent company and other subsidiary companies, (except for Tianan) do not have any liabilities for pensions and related costs.

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

Note 27. REVENUES OF ACQUISITIONS

The Company has acquired four subsidiary companies and they are recorded as a purchase. Operating figures of these acquisitions are disclosed from the date of acquisition. Details of the operating figures for the Company and the four subsidiary companies for the three months ended March 31, 2002, extracted from the applicable financial statements of those companies, are as follows:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Revenue
Sales	$	$	$ 160,146	$ 877,376	$ 11,228	$1,048,750
Cost of sales			71,258	613,376	11,465	696,099
Gross profit			88,888	264,000	(237)	352,651
Other income		7,551	3,825			11,376
		7,551	92,713	264,000	(237)	364,027
Selling expenses			23,764	76,727	9,703	110,194
Administrative costs		54,397	14,654	53,624	22,622	145,297
Depreciation		3,408	37,019	38,871	8,497	87,765
		57,805	75,437	169,222	40,822	343,286
Profit before income taxes		(50,254)	17,276	94,778	(41,059)	20,741
Income taxes			37,142		46,922	84,064
Net profit for the period	$	$ (50,254)	$ 17,276	$94,778	$(41,059)	$ 20,741

Refer to note 1, showing reconciliation of operations of Shenzhen TZF Net due to cancellation of proposed acquisition of Hengkang Pharmaceutical Company.

Note 28 DISTRIBUTION AGREEMENTS

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

General. In the fiscal year ended December 31, 2001, the Company began the process of consolidating and reorganizing the business of the various subsidiaries it acquired in late 2000. During the fiscal year ended December 31, 2001, the Company deeply studied the existing operations of each of its subsidiaries, including, all aspects of productions, marketing and sales and focused efforts on reorganizing those operations. Primarily as a result of its focus on reorganization efforts, overall sales and profits for the fiscal year ended December 31, 2001 were significantly lower than results for the preceding fiscal year. However, management has modified its business plan to focus more of its efforts on marketing, and believes that financial results will begin to show improvement during the fiscal year ended December 31, 2002. The expected improvement in financial results was not evident in the financial results for the first quarter of the 2002 fiscal year, and as a result, the Company's overall financial condition did not improve during the period.

During the period, the Company had revenues of $1,048,750, and a net profit before taxes of $20,741, as compared to revenues of $1,286,546 and a net profit of $229,872 during the first quarter of the previous fiscal year. Total current assets were $8,596,729 as of the end of the quarter and were essentially unchanged from total current assets of $8,590,515 as of the end of the fiscal year. However, the composition of total current assets changed. Cash on hand declined from $437,409 as of the end of the fiscal year to $389,436 as of the end of the first quarter and accounts receivable declined from $4,069,810 as of the end of the fiscal year to $3,862,582 as of the end of the first quarter. However, prepaid expenses increased during the quarter from $2,093,425 to $2,227,110, and inventories increased from $1,989,871 to $2,117,601.

The results of operations of the parent company and each of the subsidiaries for the first quarter of 2002 are outlined below:

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

During the fiscal year ended December 31, 2001, the parent company had separate sales of $146,234 and net profits of $27,391, as compared to 0 revenue and a net loss of $300,962 during the fiscal year ended December 31, 2000. For the first quarter of the 2002 fiscal year, this entity had no separate revenues or expenses.

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

During the fiscal year ended December 31, 2001, this subsidiary had sales revenue of $1,160,518, and a net profit from operations of $206,032, as compared to sales revenue of $1,251,866 and a net profit of $359,041 during the fiscal year ended December 31, 2000. During the first quarter of the 2002 fiscal year, this subsidiary had revenues of $160,146 and a net profit before taxes of $17,276, as compared to revenues of $246,175 and a net profit before taxes of $70,310 for the first quarter of the previous fiscal year.

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

During the first quarter of the 2002 fiscal year, the results of operation of this subsidiary continued to improve. It had revenues of $877,376 and a net profit before taxes of $94,778 for the quarter, as compared to revenues of $240,972 and a net profit before taxes of $126,577 for the first quarter of the previous fiscal year.

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

After eliminating the results of Hongkang Pharmaceutical Company from the financial results, total revenues of this subsidiary for the fiscal year ended December 31, 2001, were $951,954 as compared to total revenues of $1,347,541 for the fiscal year ended December 31, 2000. For the first quarter of the 2002 fiscal year, this subsidiary had revenues of $11,228 and a net loss of $41,059. Comparable results for the first quarter of 2001 are not available because the results for that period included revenues from Hongkang Pharmaceutical Company. As discussed above, during the fourth quarter of 2001 the Company elected to cancel its acquisition of Hongkang Pharmaceutical Company. Accordingly, the reported results for the first quarter of 2002 do not include any results of operation of Hongkang Pharmaceutical Company.

TZF International Herbs Co., Ltd. On June 6, 2001, this subsidiary acquired the exclusive distribution rights for the product named "Bitter Melon Powder" in North American. This subsidiary has applied to the Canadian government for the necessary permits to distribute this product in Canada and has also begun initial efforts to develop a market for this product.

During the fiscal year ended December 31, 2001, this subsidiary had revenues of $1,233,791 and a net loss of $14,513, as compared to revenues of $1,633,897 and a net profit of $606,584 for the fiscal year ended December 31, 2000. During the first quarter of the 2002 fiscal year, this subsidiary had no sales revenue and a net loss of $50,254, as compared to sales of $210 and a net loss of $163,639 for the first quarter of 2001.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the third quarter ending March 31, 2002.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

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

Date: May 21, 2002