Form 10QSB
period 2002-06-30
TZF INTERNATIONAL INVESTMENTS INC
filed 2002-08-19
CIK 1116350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2002.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2002, there were 35,498,505 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended June 30, 2002

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
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders

T.Z.F. International Investments, Inc.

(A Nevada Corporation)

We have reviewed the accompanying Consolidated Balance Sheets of T.Z.F. International Investments, Inc. (A Nevada Corporation) as of June 30, 2002 and June 30, 2001, and the related Consolidated Statements of Operations, Retained Earnings, Cash Flows and Changes in Stockholders' Equity for the six month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the America Institute of Public Accountants. All information included in these financial statements is the representation of T.Z.F. International Investments, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with United States generally accepted accounting principles (GAAP).

"Moen and Company"

Chartered Accountants

Vancouver, British Columbia, Canada

July 7, 2002

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Balance Sheets
June 30, 2002 and June 30, 2001
		(In US Dollars)
		(Unaudited)
				2002	2001
		Assets
Current Assets
Cash and cash equivalents (note 3)				$259,191	$1,633,610
Accounts receivable (note 4)				3,466,685	5,615,010
Prepaid expenses and deposits (note 5)				1,702,675	221,152
Subscriptions receivable (note 6)				--	406,434
Short-term investment - secured				--	1,550,674
Inventories, at lower cost or market (note 7)				1,779,742	2,185,094
TOTAL CURRENT ASSETS				7,208,293	11,611,974

Fixed Assets - Schedule A				6,716,586	6,433,193
Intangible Assets - Schedule A				4,125,109	4,140,831
Goodwill, at cost (note 11)				1,206,554	1,176,390
TOTAL ASSETS (Pledged as security for bank loans - Note 17)				$19,256,542	$23,362,388
	Liabilities and Stockholders' Equity
Current Liabilities
Bank loans - secured (note 17)				$1,035,066	$1,917,775
Accounts payable and accrued (note 14)				2,353,009	2,783,372
Payable on acquisition of Shenzhen Tianzhifu Network Technology Ltd. (note 1)				--	518,590
Management fees payable (note 15)				--	224,538
Loans from related parties, unsecured, non interest
bearing, with no specific terms of repayment (note 16(b))				560,552	515,053
TOTAL CURRENT LIABILITIES				3,948,627	5,959,328
Long-term Liabilities
Long-term debt (note 18)				214,208	295,399
Deferred liabilities - pensions (note 23)				212,562	212,562
				426,770	507,961
Minority interest				--	108,680
Stockholders' Equity
Capital stock (note 19)
Authorized
100,000,000 common shares at $0.0001 par value
Issued
35,498,505 common shares (2001 - 35,897,309 shares) - par value				3,550	3,590
Paid in capital in excess of par value of stock				14,838,990	15,403,889
Retained earnings				33,618	1,374,761
Cumulative translation adjustment (note 2)				4,987	4,179
				14,881,145	16,786,419
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY				$19,256,542	$23,362,388

Approved on behalf of the board:
"Xin Chen"	, Director

, Director See Accompanying Notes and Independent Accountants' Review Report
T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statements of Operations
(In US Dollars)
(Unaudited)

		Quarter Ended		Six Months Ended
		June 30,		June 30,
		2002	2001	2002	2001
Revenue
Sales		$1,022,919	$4,811,377	$2,071,669	$6,097,923
Cost of sales		529,507	3,460,877	1,225,606	4,214,578
		493,412	1,350,500	846,063	1,883,345
Other income (expense)		(17,915)	96,616	(6,539)	260,246
		475,497	1,447,116	839,524	2,143,591
Expenses
Selling expenses		185,928	92,669	296,122	168,988
Administration Costs		148,113	344,719	293,410	641,341
Depreciation and amortization		162,139	57,723	249,934	114,788
Bad debts		601,408	--	601,408	--
		1,097,588	495,111	1,440,874	925,117
Profit (loss) before income taxes		(622,091)	952,005	(601,350)	1,218,474
Income taxes		1,939	174,956	1,939	211,553
		(624,030)	777,049	(603,289)	1,006,921
Minority interest		--	36,129	--	36,129
Net profit (loss) for the period		$(624,030)	$740,920	$(603,289)	$970,792

Basic profit (loss) per share		$(0.02)	$0.02	$(0.02)	$0.03
Diluted profit (loss) per share		$(0.01)	$0.02	$(0.01)	$0.02
Weighted average number of
common shares used to
compute profit per share
Basic		35,498,505	35,897,309	35,498,505	35,897,309
Diluted		45,788,512	46,187,316	45,788,512	46,187,316

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statements of Retained Earnings (Deficit)
(In US Dollars)
(Unaudited)

		Quarter Ended		Six Months Ended
		June 30,		June 30,
		2002	2001	2002	2001
Retained earnings (deficit),
beginning of period		$657,648	$633,841	$636,907	$403,969
Net profit (loss) for the period		(624,030)	740,920	(603,289)	970,792
Retained earnings,
end of period		$33,618	$1,374,761	$33,618	$1,374,761

See Accompanying Notes and Independent Accountants' Review Report
T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)

		Quarter Ended		Six Months Ended
		June 30,		June 30,
		2002	2001	2002	2001

Cash derived from (used for)
Operating activities
Net profit for the period		$(624,030)	$740,920	$(603,289)	$970,792
Items not requiring use of cash
Depreciation and amortization		162,139	57,723	249,934	114,788
Stock-based compensation		--	108,680	--	108,680
Cumulative translation adjustment		--	(196)	--	(204)
Changes in non-cash working capital items
Accounts receivable		395,897	2,559	603,125	(410,033)
Prepaid expenses and deposits		524,435	(153,551)	390,750	(186,468)
Inventories		337,859	(618,429)	210,129	(940,452)
Accounts payable and accrued		(32,458)	168,176	40,691	32,942
		763,842	305,882	891,340	(309,955)

Financing activities
Capital contributed		--	--	--	177,946
Management fees payable		--	47,867	--	74,534
Bank loans		(749,698)	338,573	(740,779)	338,573
Long-term debt		(40,011)	--	(54,782)	(10,739)
Loans from related parties		245,846	--	251,951	--
		(543,863)	386,440	(543,610)	580,314

Investing activities
Fixed assets acquired		(350,224)	(260,283)	(525,948)	(641,202)
Intangible assets		--	(1,014)	--	79
Investment in Hongkang			532,044		532,044
Short-term investment			(196,381)		(196,381)
		(350,224)	74,366	(525,948)	(305,460)
Cash, increase (decrease)
during the period		(130,245)	766,688	(178,218)	(35,101)
Cash, beginning of period		389,436	866,922	437,409	1,668,711
Cash, end of period		$259,191	$1,633,610	$259,191	$1,633,610

See Accompanying Notes and Independent Accountants' Review Report
T.Z.F. INTERNATIONAL INVESTMENTS, INC.Schedule A
(A Nevada Corporation)
Schedule of Fixed Assets/Intangible Assets
As at June 30, 2002
(In US Dollars)
(Unaudited)

			Accumulated
		Cost	Depreciation	Net
Fixed Assets
Deferred lease expense		$3,556	$3,282	$274
Deferred expenses - other - TZF Jiangsu		622,496	34,462	588,034
Fixed assets of operating companies
- note 8		4,036,213	984,770	3,051,443
- note 9		552,436	--	552,436
Construction in progress - Note 10		925,863	--	925,863
Rights of use of land
Tianan - 50 years		370,508	11,914	358,594
TZF Jiangsu - 50 years (1)		1,239,942	--	1,239,942
		$7,751,014	$1,034,428	$6,716,586

Intangible Assets
Technology rights - Note 13				$4,038,229
Deferred costs - Note 12				86,880
				$4,125,109

(1) To be amortized commencing when certificate of completion of building is received in 2002.

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statement of Changes in Stockholders' Equity
From Date of Inception on September 15, 1998 to June 30, 2002
(In U.S. Dollars)
(Unaudited)

	Number of		Additional	Total	Retained	Cumulative	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustment	Equity

9/25/98 issuance of common
stock for cash	1,000,000	$1,000	$1,500	$2,500			$2,500
Net loss for the year ended December 31, 1998					(1,115)		(1,115)
Balance, December 31, 1998	1,000,000	1,000	1,500	2,500	(1,115)		1,385
2/17/99 issuance of common
stock for cash	600,000	600	59,400	60,000			60,000
Net loss for the year ended December 31, 1999					(7,515)		(7,515)
Balance, December 31, 1999	1,600,000	1,600	60,900	62,500	(8,630)		53,870
4/30/00 cancellation of
common stock and
transfer of par value to
paid-in capital (note 1)	(1,000,000)	(1,000)	1,000
Balance, April 30, 2000
before forward split	600,000	600	61,900	62,500	(8,630)		53,870

05/15/00 10 to 1 forward split	6,000,000	600	61,900	62,500	(8,630)		53,870
05/15/00 issuance of common
stock for services	250,000	25	252,375	252,400			252,400
05/15/00 issuance of common
stocks for the BC Company	18,451,843	1,845	5,351,087	5,352,932			5,352,932
7/4/00 issuance of common
stock for cash	340,000	34	343,216	343,250			343,250
9/30/00 issuance of common
stock for cash	615,466	62	621,286	621,348			621,348
10/19/00 issuance of common
stock for cash	10,000	1	10,999	11,000			11,000
11/19/00 issuance of common
stock for cash	230,000	23	252,977	253,000			253,000
12/28/00 issuance of common
stock for debt	10,000,000	1,000	4,999,000	5,000,000			5,000,000
Net profit for the year ended December 31, 2000					412,599		412,599
Negative goodwill - gain on
acquisition TZF Jiangsu - note 1			3,333,103	3,333,103			3,333,103
Cumulative translation						4,383	4,383
Balance, December 31, 2000	35,897,309	3,590	15,225,943	15,229,533	403,969	4,383	15,637,885
1/1/01 capital contributed			177,946	177,946			177,946
12/31/01 capital contribution adjustment			(158,505)	(158,505)			(158,505)
12/31/01 cancellation of common stock	(398,804)	(40)	(406,394)	(406,434)			(406,434)
Net profit for year ended December 31, 2001					232,938		232,938
Cumulative translation						604	604
Balance, December 31, 2001	35,498,505	3,550	14,838,990	14,842,540	636,907	4,987	15,484,434
Net profit (loss) for six months ended June 30, 2002					(603,289)		(603,289)
Balance, June 30, 2002	35,498,505	$3,550	$14,838,990	$14,842,540	$33,618	$4,987	$14,881,145

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

Development stage company

The consolidated financial statements of the Company to December 31, 2001 have been prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises", which included cumulative figures for the statement of operations and cash flows from the date of inception on September 15, 1998 to December31, 2001. Commencing January 1, 2002, the Company is not considered to still be a development stage company and, accordingly, figures from date of inception are not disclosed.

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

Depreciation is remeasured at historical exchange rates that existed at the time the underlying related asset was acquired.

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

	Six Months Ended June 30,
	2002	2001
Balance, Beginning of period	$ 4,987	$ 4,383
Change during the period		(8)
Balance, End of period	$ 4,987	$ 4,375

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

Inventories

The inventories are recorded at the lower of cost or market. As at June 30, 2002 the inventories total $1,779,742 (June 30, 2001 - $2,185,094) (see note 7)

Revenue Recognition

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

Web Site Development Expenses

Web site development expenses relate to the development of new online services and consist principally of employee compensation, as well as costs for content, facilities and equipment. The consensus in the Financial Accounting Standards Board Emerging Issues Task Force (EITF) Issue No. 00-2, Accounting for Web Site Development Costs, requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Development expenses of $59,778 have been capitalized and are being amortized over a period of 30 months (note 12).

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

Segmented Information

The Company's identifiable assets as at June 30, 2002 are located in the following countries:

Canada	$4,031,292
China	15,222,019
The United States	3,231
$19,256,542

Note 3. CASH AND CASH EQUIVALENTS - $259,919

The total for cash and equivalents as at June 30, 2002, is made up as follows:

	TZF US Company	The BC Company	Tian'an	JZF Jiangsu	Shenzhen TZF Net	Total
Petty cash	$	$	$ 272	$ 33,762	$ 820	$ 34,854
Cash in trust		2,769				2,769
Cash in bank		2,030	115,448	16,271	11,504	145,253
Short-term deposits				76,315		76,315
Total	$ 0	$ 4,799	$115,270	$ 126,348	$ 12,324	$ 259,191

Note 4. ACCOUNTS RECEIVABLE

This balance represents the following:

	TZF US Company	The BC Company	Tian'an	JZF Jiangsu	Shenzhen TZF Net	Total
Accounts receivable, trade	$		$$521,939	$1,058,001	$ 29,793	$1,609,733
Accounts receivable, Canadian GST		7,276				7,276
Short-term loans			318,178		410,659	728,837
Accounts receivable, others				1,120,839		1,120,839
Total	$ 0	$ 7,276	$840,117	$2,178,840	$ 440,452	$3,466,685

Note 5. PREPAID EXPENSES AND DEPOSITS

The balance of prepaid expenses and deposit as at June 30, 2002, is as follows:

	The BC Company	Tian'an	Shenzhen TZF Net	Total
Rental deposits	$ 2,775	$	$	$ 2,775
Prepaid to Beijing Zhong Buo for website development			1,452,275	1,452,275
Prepaid new medicine application fees		247,625		247,625
Total	$2,775	$ 247,625	$1,452,275	$1,702,675

As at June 30, 2002, Shenzhen TZF Net paid $1,439,535 to Beijing Zhongbuo Merchants Promotion Internet Co. Ltd. for the setting up of website and computer systems. This project is in progress as at June 30, 2002 and, accordingly, is recorded as a prepaid expense.

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

Note 7. INVENTORIES

The inventories as at June 30, 2002, are made up as follows:

	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Raw materials	$	$ 54,632	$ 74,600		$$129,232
Packaging materials		18,524	626,928		645,452
Finished products		272,610	236,194		508,804
Other			287,028	209,226	496,254
Total	$ 0	$ 345,766	$1,224,750	$209,226	$1,779,742

Note 8. FIXED ASSETS

The totals for fixed assets and accumulated depreciation as at June 30, 2002, are made up as follows:

	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Cost
Computer equipment	$ 14,364	$	$		$$14,364
Office equipment	14,286				14,286
Vehicles	11,928				11,928
Buildings and improvements	38,426	1,312,794			1,351,220
Mechanic devices		321,187			321,187
Shipping devices		21,685			21,685
Electronic devices				100,072	100,072
Other		316,326	1,885,145		2,201,471
Total	79,004	1,971,992	1,885,145	100,072	4,036,213
Accumulated Depreciation
Computer equipment	6,673				6,673
Office equipment	5,785				5,785
Vehicles	8,665				8,665
Buildings and improvements	13,073	305,234			318,307
Mechanic devices		142,851			142,851
Shipping devices		19,517			19,517
Electronic devices				20,107	20,107
Other		306,860	156,005		462,865
Total	34,196	774,462	156,005	20,107	984,770
Net book value
Computer equipment	7,691				7,691
Office equipment	8,501				8,501
Vehicles	3,263				3,263
Buildings and improvements	25,353	1,007,560			1,032,913
Mechanic devices		178,336			178,336
Shipping devices		2,168			2,168
Electronic devices				79,965	79,965
Other		9,466	1,729,140		1,738,606
Total (to Schedule A)	$ 44,808	$1,197,530	$ 1,729,140	$ 79,965	$3,051,443

Note 9. FIXED ASSETS - OTHERS

As at June 30, 2002, other fixed assets of $552,436 (June 30, 2001 - $793,813) as disclosed in Schedule A, in addition to the above, represent the residual value of fixed assets located at TZF Jiangsu.

Note 10. FIXED ASSETS - CONSTRUCTION IN PROGRESS

The construction in progress of $925,863 as at June 30, 2002, applies to new buildings and related equipment located at TZF Jiangsu and will not be depreciated until the building has been completed and the equipment put into use. Certificate of completion is expected in 2002.

Note 11. GOODWILL

As at June 30, 2002, goodwill of $1,206,554 is made up as follows:

	Tian'an	Shenzhen TZF Net	Total
Goodwill on acquisitions	$147,177	$1,059,377	$1,206,554

The goodwill will be evaluated on an annual basis as to any possible impairment. The earnings of Tianan justify the goodwill. Shenzhen is expected to attain earnings to continue to justify the amount of goodwill and, accordingly, no adjustment has been made to the goodwill booked for Shenzhen.

Note 12. INTANGIBLE ASSETS - DEFERRED COSTS

As at June 30, 2002, deferred costs of $86,880 are made up as follows:

	Tian'an	Shenzhen TZF Net	Total
Website development - to be amortized over 30 months		$$59,778	$59,778
Net product development costs - to be expensed in 2002	32,840		32,840
Amortization		(5,738)	(5,738)
Net book value (to schedule A)	$ 32,840	$ 54,040	$86,880

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

These technology rights have subsequently been reevaluated (see subsequent event notes 28).

Note 14. ACCOUNTS PAYABLE AND ACCRUED

Details of the total of accounts payable and accrued as at June 30, 2002, are as follows:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
A/P, trade			$ 58,531	$1,288,748	$ 99,836	$1,446,665
Accrued payroll			12,928	13,271	10,460	36,659
Taxes payable			4,754	133,745	83,264	221,763
Other payables	9,968	51,111	48,710	428,160	109,973	647,922
Total	9,968	51,111	124,923	1,863,924	303,083	2,353,009

Note 15. MANAGEMENT FEES PAYABLE

There are no management fees incurred for six month period ended June 30, 2002

.

Note 16. RELATED PARTY TRANSACTIONS

a) The amount of $560,552 represents loans to the Company by related parties as at June 30, 2002, is unsecured, non interest bearing, with no specific terms of repayment.

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

Note 17. BANK LOANS

Details of bank loans as at June 30, 2002, are as follows:

TZF Jiangsu

As at June 30, 2002, Jiangsu has bank loans, as follows, secured by its assets:

	Period of Loan	Principal Chinese RMB	Principal Equivalent to US $	Interest Rate/Monthly
Industries and Commerce Bank of Jianhu, China	6/30/02 - 6/30/03	8,559,996	1,035,066	0.63375%

Note 18. LONG-TERM LIABILITIES

a) The long-term debt of $214,208 represents long-term accounts payable owing by Second Pharmacy, with payment deferred.

b) The deferred liabilities of $212,562 for pensions applies to Tianan.

Note 19. CAPITAL STOCK

Outstanding warrants at June 30, 2002

290,007 warrants to purchase 290,007 common shares exercisable at CAD$1.50 per share until December 17, 2002

10,000,000 warrants to purchase 10,000,000 common shares exercisable at CAD$2.50 per shares until December 28, 2002.

10,290,007

Note 20. INCOME TAXES

a) The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 2000, disclosing no income taxes payable to the US Internal Revenue Service.

b) The BC Company has filed Federal Income Tax Returns for the years ended December 31, 1999, 2000 and 2001. To December 31, 2001, the BC Company had a total loss of CAD$1,203 (equivalent to US$776). No provision for Canadian Income Taxes is provided for in these consolidated financial statements as the profit is reduced by the losses brought forward and other costs of the Company.

Note 21. LEASE OBLIGATIONS - Subsequently terminated (note 28 (b))

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

The the last months rent of CAD$4,302 is due at the time of signing. This amount has been paid and is recorded as prepaid expense and deposit as at June 30, 2002.

Summary of lease obligations

Year	CDN$	Equivalent US$
2002	$34,545	$23,250
2003	995	670
	$35,540	$23,920

These lease payments are not capitalized, but are expensed as they are incurred. All the above leases will subsequently be terminated by the Company by August 31, 2002.

Note 22. PENSION AND EMPLOYMENT LIABILITIES

The Company has liabilities which are deferred as at June 30, 2002, for pension, post-employment benefits or post-retirement benefits in Tianan in the amount of $212,562. This liability is unchanged from December 21, 2000. The parent company and other subsidiary companies, (except for Tianan) do not have any liabilities for pensions and related costs.

Note 23. DISTRIBUTORSHIP AGREEMENTS

The Company and/or its subsidiaries entered into various distributorship agreements with independent third parties to market products of the Company and its subsidiaries.

Note 24. LAWSUIT

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

Note 25. SALES IN CANADA

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

Note 26. OPERATIONS OF SUBSIDIARY COMPANIES

Details of the operating figures for the Company and the four subsidiary companies for the six months ended June 30, 2002, extracted from the applicable financial statements of those companies, are as follows:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Revenue
Sales	$	$ 6,429	$470,396	$1,540,988	$ 53,856	$2,071,669
Cost of sales		$ 22,208	196,195	977,493	29,710	1,225,606
Gross profit		(15,779)	274,201	563,494	24,146	846,063
Other income (expense)		(14,186)	7,647			(6,539)
		(29,965)	(281,848)	563,495	24,146	839,524
Selling expenses			60,000	176,541	59,581	296,122
Administrative costs	2,380	133,164	77,068	34,237	46,561	293,410
Depreciation		6,817	73,810	159,778	9,519	249,934
Bad debts	8,826	592,582				601,408
	11,206	732,563	210,878	370,566	115,661	1,440,874
Profit(Loss) before income taxes	(11,206)	(762,528)	70,970	192,929	(91,515)	(601,350)
Income taxes			1,939			1,939
Net profit (loss) for the period	$ (11,206)	$(762,528)	$ 69,031	$192,929	$(91,515)	$(603,289)

Note 27 DISTRIBUTION AGREEMENTS

a) By agreement dated December 15, 2000, effective January 1, 2001, Trophic Canada Ltd. ("the Supplier"), granted TZF International Investments, Inc. ("TZF") the exclusive right to promote, distribute, and sell the supplier's products within the "Territory" of China, which includes Hong Kong, SAR, for a period of five years. Continuation of this exclusive right is contingent upon meeting or exceeding the purchase of products for a minimum of CAD$50,000 within the first distribution year, a minimum of CAD$200,000 within the second distribution year, and increases of approximately 20% in each of the subsequent distribution years.

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

b) By agreement dated June 22, 2001, effective June 22, 2001, Puresource Inc. ("the Supplier") granted TZF International Investments, Inc. ("TZF") the exclusive right to promote, distribute, and sell the supplier's products within the "Territory" of China, which includes Hong Kong, SAR, for a period of five years. Continuation of this exclusive right is contingent upon meeting or exceeding the purchase of products for a minimum of US$20,000 within 12 months after the initial Product has been approved for sale in the Territory by the appropriate Government department.

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

c) By agreement dated July 25, 2001 effective July 25, 2001, Flora Manufacturing and Distributing Ltd. ("the Supplier"), granted TZF International Investments, Inc. ("TZF") the exclusive right to promote, distribute, and sell the supplier's products within the "Territory" of the Peoples' Republic of China (excluding Hong Kong and Macao) for a period of three years. Continuation of this exclusive right is contingent upon meeting or exceeding the purchase of products for a minimum of US$50,000 within 12 months after the initial Product has been approved for sale in the Territory by the appropriate government department and in the next two years thereafter or US$200,000 in the second year and US$400,000 in the third year.

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

Note 28. SUBSEQUENT EVENTS

  Reevaluation of Technology Rights

Subsequent to June 30, 2002, the technology rights have been reevaluated bvy management, resulting in a write-down of $3,634,406 (CAD$5,400,000) and a return to the treasury of 5,400,000 Class B Common Shares previously issued for this technology. The vendors of the technology are to retain 600,000 Class B Common Shares.

  Termination of all Lease TZF Canada Office

In order to reduce operating costs, the Company has subsequently cancelled all leases applicable to its Canadian office in British Columbia, Canada.

  Cancellation of Founders' Shares

Subsequent to June 30, 2002, the Company is negotiating with the founders for the cancellation of a portion of their shares.

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

The following discussion and analysis should be read in combination with our consolidated financial statements included in Item 8 of this Form.

We are a manufacturer and distributor of Chinese herbal medicine products.

In this section we discuss our results of operations on a consolidated basis. We also discuss our liquidity, and capital resources.

1. Financial Condition

	June 30,
	2002	2001
Current assets	$ 7,208,293	$11,611,974
Property, plant and equipment	6,716,585	6,433,193
Goodwill, intangible assets and other	5,331,663	5,317,221
Consolidated assets	$19,256,542	$23,362,388

TZF's consolidated assets decreased $4,105,846 from 2001 to 2002, reflecting mainly a decrease in current assets of $4,403,681. Current liabilities decreased by approximately $2 million.

The Company has deferred liabilities of $212,562 in its Tianan subsidiary for pension and related benefits that were accumulated to December 21, 2000, the date of acquisition, and unchanged to June 30, 2002. There are no additional unfunded pension and related benefit liabilities at June 30, 2002.

The TZF debt-to-total-capital ratio was 23% at June 30, 2002 versus 27% at June 30, 2001, assuming that the deferred liabilities are treated as debt. Accordingly, the debt-to-total-capital ratio is calculated defining "debt" as short term borrowing (current liabilities), long term debt and deferred liabilities. Total capital is defined as debt, plus stockholders' equity.

2. Liquidity and capital resources

	June 30,
	2002	2001
Working capital	$ 3,259,666	$5,652,646

Working capital, represented by current assets less current liabilities, decreased in the second quarter of 2002 by $852,126 as compared to an increase of $1,177,874 in the second quarter of 2001. The TZF working capital ratio was 1.8:1 at June 30, 2002 and 1.9:1 at June 30, 2001.

The decrease in working capital in the second quarter of 2002 is due mainly to expenditures on property, plant and equipment of $350,224 and a loss on operations of $624,030.

The quick ratio represented by the total of cash and cash equivalents and accounts receivable, versus total current liabilities (excluding amounts due to related parties), was 0.96:1 at June 30, 2002 and 1.2:1 at June 30, 2001.

3. Operating activities

	Quarter Ended June 30,
	2002	2001
Cash flows from operating activities	$ 763,842	$ 305,882

Cash flow for the quarter ended June 30, 2002 was used mainly in the acquisition of fixed assets of $350,224 and reduction in debt of $789,709. The loan from related parties was increased by $245,846 during the quarter. Cash decreased by $130,245 during the quarter, from $389,436 at March 31, 2002 to $259,191 at June 30, 2002.

Cash flow for the comparative quarter ended June 30, 2001 was $305,882 from operations, $74,366 from investing activities, and $386,440 received from financing activities. Cash increased by $766,688 during the quarter, from $866,922 at March 31, 2001, to $1,633,610 at June 30, 2001.

The Company has four subsidiary companies. Details of the consolidated operating figures for the Company and the four subsidiary companies for the six months ended June 30, 2002, compared to the six months ended June 30, 2001 extracted from the applicable financial statements of those companies, are as follows:

Quarter #2 - Six months ended June 30, 2002

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Revenue
Sales	$	$ 6,429	$470,396	$1,540,988	$ 53,856	$2,071,669
Cost of sales		$ 22,208	196,195	977,493	29,710	1,225,606
Gross profit		(15,779)	274,201	563,494	24,146	846,063
Other income (expense)		(14,186)	7,647			(6,539)
		(29,965)	(281,848)	563,495	24,146	839,524
Selling expenses			60,000	176,541	59,581	296,122
Administrative costs	2,380	133,164	77,068	34,237	46,561	293,410
Depreciation		6,817	73,810	159,778	9,519	249,934
Bad debts	8,826	592,582				601,408
	11,206	732,563	210,878	370,566	115,661	1,440,874
Profit(Loss) before income taxes	(11,206)	(762,528)	70,970	192,929	(91,515)	(601,350)
Income taxes			1,939			1,939
Net profit (loss) for the period	$ (11,206)	$(762,528)	$ 69,031	$192,929	$(91,515)	$(603,289)

Quarter #2 - Six months ended June 30, 2001

	TZF US Company	The BC Company	Tian'an	TZF JiangSu	Shenzhen TZF Net	Total
Revenue
Sales	$146,234	$1,206,677	$ 489,199	$ 625,996	$3,629,817	$6,097,923
Cost of sales	38,056	683,344	212,533	417,160	2,863,485	4,214,578
Gross profit	108,178	523,333	276,666	208,836	766,332	1,883,345
Selling expenses		16,509	45,836	79,177	27,466	168,988
	108,178	506,824	230,830	129,659	738,866	1,714,357
Other income	70	2,306	65,683	121,827	70,360	260,246
	108,248	509,130	296,513	251,486	809,226	1,974,603
Administrative costs	43,079	317,588	81,853	98,001	100,850	641,341
Amortization of goodwill			3,680		26,484	30,164
Depreciation		8,606	74,544		1,474	84,624
	43,079	326,164	160,077	98,001	128,808	756,129
Profit (loss) before	65,169	182,966	136,436	153,485	680,418	1,218,474
Income taxes			21,017		190,536	211,553
	65,169	182,966	115,419	153,485	489,882	1,006,921
Minority Interest					36,129
Net Profit (loss)	$ 65,169	$182,966	$ 115,419	$153,485	$453,753	$970,792

Consolidated Net Profit

The consolidated net loss was $624,030 for the quarter ended June 30, 2002 versus a net profit of $740,920 for the quarter ended June 30, 2001.

Consolidated Revenue

Sales decreased to $1,022,919 for the quarter ended June 30, 2002. A reduction of approximately 79% versus sales of $4,811,377 for the quarter ended June 30, 2001. Gross profit, as a percentage of sales (excluding other income) was 46% for the quarter ended June 30, 2002 versus 28% for the quarter ended June 30, 2001.

Goodwill and intangible assets

The goodwill will be evaluated on a continuous basis as to any possible impairment. In the opinion of management, the operations of Tianan justify the goodwill of $147,177. Shenzhen is expected by management to attain earnings to continue to justify goodwill of Shenzhen of $1,059,377. Other intangible assets, represented by deferred costs and technology rights, that total $4,125,109, will also continue be evaluated periodically, in subsequent reporting periods.

4. Investing activities

	Quarter Ended June 30,
	2002	2001
Cash flows provided by (used for) investing activities	$ (350,224)	$ 74,366

Funds were invested in the purchase of fixed assets of $350,224 for the quarter ended June 30, 2002, and $260,283 for the quarter ended June 30, 2001.

5. Financing activities

	Quarter Ended June 30,
	2002	2001
Cash flows provided by (used for) financing activities	$ (543,863)	$ 386,440

Financing activities for the quarter ended June 30, 2002, reflect the repayment of long term debt of $40,011, reduction in bank loans by $749,698, and increase in loans from related parties of $245,846. Financing activities for the quarter ended June 30, 2001 reflect in increase in the bank loans by $338,573.

6. Capital requirements

TZF has current bank loans of $1,035,066 at June 30, 2002 versus $1,917,775 at June 30, 2001.

TZF JiangSu property, plant, and equipment is still in progress at June 30, 2002. Certificate of Completion of Construction is expected in the latter part of 2002.

At June 30, 2002, TZF management expects no further major capital expenditures to be incurred for the balance of 2002.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the third quarter ending June 30, 2002.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits 99.1 and 99.2, CEO AND CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

By:/S/ CHUNG YU

Chung Yu, President, Chief Executive Officer, and a Director

By: /S/ XIN CHEN

Xin Chen, Chairman of the Board

By: /S/ HONG LI

Hong Li, a Director

By: /S/ CHUN SHENG GUO

Chun Sheng Guo, a Director

By: /S/ QING LIU

Qing Liu, Vice President and a Director

Date: August 19, 2002

Exhibit 99.1

T.Z.F. INTERNATIONAL INVESTMENTS, INC..

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of T.Z.F. International Investments, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chung Yu, Chief Executive Officer and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ CHUNG YU

Chung Yu, President, Chief Executive Officer, and a Director

Date: August 19, 2002

Exhibit 99.2

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of T.Z.F. International Investments, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xin Chen, Chairman, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /S/ XIN CHEN

Xin Chen, Chairman of the Board

Date: August 19, 2002