Form 10KSB/A
period 2001-12-31
TZF INTERNATIONAL INVESTMENTS INC
filed 2002-08-27
CIK 1116350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

The following discussion and analysis should be read in combination with our consolidated financial statements included in Item 8 of this Form 10K SB.

We are a manufacturer and distributor of Chinese herbal medicine products.

In this section we discuss our results of operations on a consolidated basis. We also discuss our liquidity, and capital resources.

1. Financial Condition

	December 31,
	2001	2000
Current assets	$ 8,590,515	$ 9,913,741
Property, plant and equipment	6,435,813	5,876,615
Goodwill, intangible assets and other	5,345,343	5,879,508
Consolidated assets	$20,371,671	$21,669,864

TZF's consolidated assets decreased $1,298,193 from 2000 to 2001. Net property, plant and equipment increased $559,198 reflecting mainly an increase in the cost of construction in progress at TZF Jiangsu.

The Company has deferred liabilities of $212,562 in its Tianan subsidiary for pension and related benefits that were accumulated prior to the date of acquisition, and unchanged from December 31, 2000 to December 31, 2001. There are no additional unfunded pension and related benefit liabilities at December 31, 2001.

The TZF debt-to-total-capital ratio was 24% at year-end 2001 versus 37% at year-end 2000, assuming that the deferred liabilities are treated as debt. Accordingly, the debt-to-total-capital ratio is calculated defining "debt" as short term borrowing (current liabilities), long term debt and deferred liabilities. Total capital is defined as "debt", plus stockholders' equity.

2. Liquidity and capital resources

	December 31,
	2001	2000
Working capital	$ 4,184,830	$4,400,462

Working capital, represented by current assets less current liabilities, decreased by $215,632 in 2001 and by $4,346,592 in 2000. The TZF working capital ratio was 1.9:1 at year-end 2001 and 1.8:1 at year-end 2000.

The decrease in working capital in 2001 is due mainly to utilizing a portion of working capital for expenditures on property, plant and equipment.

The quick ratio represented by the total of cash and cash equivalents and accounts receivable, versus total current liabilities (excluding amounts due to related parties), was 1:1 at year-end 2001 and was 1.2:1 at year-end 2000.

3. Operating activities

	2001	2000	1999
Cash flows used in operating activities	$ (1,262,780)	$ (3,457,834)	$ (7,389)

Net cash flows used in operations were $1,262,780 in 2001, and $3,457,834 in 2000. In 2001 this is reflected mainly in the increased inventories of $745,229 and the increase in prepaid expenses and deposits. Whereas, in 2000 it is reflected mainly in the increases in inventory of $1,244,642 and accounts receivable during the initial year of operations by our company of the subsidiary companies.

The Company has four subsidiary companies and they are recorded as a purchase. Operating figures of these acquisitions are disclosed from the date of acquisition. Details of the operating figures for the Company and the four subsidiary companies for the year ended December 31, 2001, and compared on a consolidated basis for 2000, from the date of acquisition, extracted from the applicable financial statements of those companies, are as follows:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Revenue						2001	2000
Sales	$ 146,234	$1,233,791	$1,160,518	$1,621,745	$ 951,954	$5,114,242	$1,868,276
Cost of sales	38,056	683,343	543,235	1,047,890	682,716	2,995,241	887,649
Gross profit	108,178	550,448	617,22	573,855	269,238	2,119,001	980,627
Other income	3,910	23,993	73,325	121,827	35,216	258,271	227,464
	112,088	574,441	690,607	695,682	304,454	2,377,272	1,208,091
Selling expenses		16,509	110,452	254,627	26,760	408,348
Administrative costs	84,697	588,954	447,433	570,328	368,858	2,060,270	543,092
Depreciation		19,017	145,200	30,678	9,262	204,157
Stock-based compensation							252,400
	84,697	588,954	447,433	570,328	368,858	2,060,270	795,492
Profit before income taxes	27,391	(14,513)	242,174	125,354	(64,404)	317,002	412,599
Income taxes			37,142		46,922	84,064
Net profit for the period	$ 27,391	$ 14,513	$ 206,032	$ 125,354	$(111,326)	$ 232,938	$412,599

Net income

The reported consolidated net income of $232,938 ($0.01 per diluted share) for 2001 compared to $412,599 ($0.02 per diluted share) for 2000. The 2001 results included a net loss of $486,858 on cancellation of the 88% ownership of Hongkang Pharmaceutical Company by Shenzhen Tianzifu Network Technology Ltd.

Revenue

Sales increased by $3,245,966 in 2001 as compared to 2000 and represent sales made by the subsidiary companies from their date of acquisition to the year end date. 2000 was the first year of sales as the date of incorporation and inception is May 25, 2000. Gross profit, as a percentage of sales (excluding other income) is 41% for year 2001 and 52% for year 2000.

Operating expenses

Operating expenses increased by $1,274,779 in 2001 and are 40% of sales for 2001 and 43% of sales for 2000. Expenses in 2000 included stock-based compensation of $252,400 represented by the issuance of 250,000 shares for services.

Goodwill and intangible assets

The goodwill will be evaluated on an annual basis as to any possible impairment. In the opinion of management, the operations of Tianan justify the goodwill of $147,177. Shenzhen is expected by management to attain earnings to continue to justify goodwill of Shenzhen of $1,059,377. Other intangible assets, represented by deferred costs and technology rights, that total $4,138,789, will be evaluated periodically, in subsequent reporting periods.

4. Investing activities

	2001	2000	1999
Cash flows provided by (used by) investing activities	$ 1,125,103	$ (9,085,778)	$ --

TZF's capital expenditure totaled $763,355 in 2001 and $5,890,206 in 2000. Capital expenditures were incurred mainly for property, plant and equipment at the new manufacturing facilities of Jiangsu and Tianan.

5. Financing activities

	2001	2000	1999
Cash flows provided by (used by) financing activities	$ (1,093,625)	$ 14,157,953	$ 60,000

Financing activities reflect net borrowings of $168,144 in 2001, and $2,097,702 in 2000. Financing activities also reflect net proceeds from the issuance of common stock of $7,543,301 in 2000 (less subsequent cancellation in 2001 of $406,434) and $60,000 in 1999, respectively.

6. Capital requirements

TZF has current bank loans of $1,784,764 at the year-end 2001 for which it intends to negotiate extension of repayment terms.

At the year-end 2001 TZF Jiangsu had contracted commitment of $2,424,598 for completion of its construction and installation of property, plant and equipment.

At the year-end 2001 TZF management expects no further major capital expenditures to be incurred for the year 2002.

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

Segmented Information

The Company's identifiable assets as at December 31, 2001 are located in the following countries:

Canada	$4,698,258
China	15,641,922
The United States	12,144
$20,352,324

Note 3. CASH AND CASH EQUIVALENTS - $437,409

The total for cash and equivalents as at December 31, 2001, is made up as follows:

	TZF US Company	The BC Company	Tian'an	JZF Jiangsu	Shenzhen TZF Net	Total
Petty cash	$	$ 417	$ 223	$	$ 1,440	$ 26,069
Cash in trust		8,217				8,217
Cash in bank	3,317	118,580	218,686	17,477	5,021	363,081
Short-term deposits				40,042		40,042
Total	$ 3,317	$127,214	$218,909	$ 81,508	$ 6,461	$ 437,408

Note 4. ACCOUNTS RECEIVABLE - $4,069,810 (December 31, 2000 - $5,204,977) (see note 30 operations of subsidiaries)

This balance represents the following:

	TZF US Company	The BC Company	Tian'an	JZF Jiangsu	Shenzhen TZF Net	Total
Accounts receivable, trade	$ 8,827	$ 631,837	$470,726	$1,221,895	$ 5,224	$2,338,509
Accounts receivable, Canadian GST		26,922				26,922
Short-term loans			3,531		738,466	741,997
Accounts receivable, others		14,710		947,672		962,382
Total	$ 8,827	$673,469	$474,257	$2,169,567	$ 743,690	$4,069,810

Note 5. PREPAID EXPENSES AND DEPOSITS - $2,093,425

The balance of prepaid expense and deposit as at December 31, 2001, is as follows:

	The BC Company	Tian'an	Shenzhen TZF Net	Total
Rental deposits	$ 5,157	$	$	$ 5,157
Prepaid to Beijing Zhong Buo for website development		846,433		846,433
Prepaid new medicine application fees		29,921		29,921
Deposit for supplies		29,921		29,921
Total	$5,157	876,354	$1,211,914	$2,093,425

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

Note 7. INVENTORIES - $1,989,871

The inventories as at December 31, 2001, are made up as follows:

	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Raw materials	$	$ 74,230	$ 79,850		$$154,080
Packaging materials	22,947	26,532	663,258		712,737
Finished products		403,699	204,235		607,934
Other			299,662	215,458	515,120
Total	$ 22,947	$ 504,461	$1,247,005	$ 215,458	$1,989,871

Note 8. FIXED ASSETS

The totals for fixed assets and accumulated depreciation as at December 31, 2001, are made up as follows:

	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Cost
Computer equipment	$ 14,364	$	$		$$14,364
Office equipment	14,286				14,286
Vehicles	19,025				19,025
Buildings and improvements	38,426	1,312,794			1,351,220
Mechanic devices		321,187			321,187
Shipping devices		21,685			21,685
Electronic devices				100,072	100,072
Other		315,691	356,437		672,128
Total	86,101	1,971,357	356,437	100,072	2,513,967
Accumulated Depreciation
Computer equipment	5,393				5,393
Office equipment	4,889				4,889
Vehicles	6,943				6,943
Buildings and improvements	11,231	305,234			316,465
Mechanic devices		142,851			142,851
Shipping devices		19,517			19,517
Electronic devices				15,347	15,347
Other		237,021	30,678		267,699
Total	28,456	704,623	30,678	15,347	779,104
Net book value
Computer equipment	8,971				8,971
Office equipment	9,397				9,397
Vehicles	12,082				12,082
Buildings and improvements	27,195	1,007,560		0	1,033,755
Mechanic devices		178,336		0	178,336
Shipping devices		2,168		0	2,168
Electronic devices		0		84,725	84,725
Other		78,670	325,759	0	404,429
Total (to Schedule A)	$ 57,645	$1,266,734	$ 325,759	$ 84,725	$1,734,863

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

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

By: /S/ XIN CHEN

Xin Chen, President and Chairman

By:/S/ CHUNG YU

Chung Yu, Director

By: /S/ HONG LI

Hong Li, Director

By: /S/ CHUN SHENG GUO

Chun Sheng Guo, Director

By: /S/ QING LIU

Qing Liu, Vice President and a Director

Date: August 27, 2002

Exhibit 99.1

T.Z.F. INTERNATIONAL INVESTMENTS, INC..

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of T.Z.F. International Investments, Inc. (the "Company") on Amended Form 10-KSB for the period ending December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sunny Xin Chen, President and Chairman of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /S/ SUNNY XIN CHEN

Sunny Xin Chen, President and Chairman

Date: August 27, 2002

Exhibit 99.2

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of T.Z.F. International Investments, Inc. (the "Company") on Amended Form 10-KSB for the period ending December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ruirong Zhang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ RUIRONG ZHANG

Ruirong Zhang, Chief Financial Officer

Date: August 27, 2002