Form 10QSB/A
period 2002-03-31
TZF INTERNATIONAL INVESTMENTS INC
filed 2002-08-27
CIK 1116350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

In this section we discuss our results of operations on a consolidated basis. We also discuss our liquidity, and capital resources.

1. Financial Condition

	March 31,
	2002	2001
Current assets	$ 8,596,729	$ 9,879,484
Property, plant and equipment	6,518,558	6,215,551
Goodwill, intangible assets and other	5,341,606	5,863,333
Consolidated assets	$ 20,456,893	$ 21,958,368

TZF's consolidated assets decreased $1,501,475 from 2001 to 2002, reflecting mainly a decrease in current assets of $1,282,755.

The Company has deferred liabilities of $212,562 in its Tianan subsidiary for pension and related benefits that were accumulated to December 21, 2000, the date of acquisition, and unchanged to March 31, 2002. There are no additional unfunded pension and related benefit liabilities at March 31, 2002.

The TZF debt-to-total-capital ratio was 24% at March 31, 2002 versus 27% at March 31, 2001, assuming that the deferred liabilities are treated as debt. Accordingly, the debt-to-total-capital ratio is calculated defining "debt" as short term borrowing (current liabilities), long term debt and deferred liabilities. Total capital is defined as debt, plus stockholders' equity.

2. Liquidity and capital resources

	March 31,
	2002	2001
Working capital	$ 4111,792	$ 4,474,772

Working capital, represented by current assets less current liabilities, decreased in the first quarter of 2002 by $73,038 as compared to an increase of $74,310 in the first quarter of 2001. The TZF working capital ratio was 1.9:1 at March 31, 2002 and 1.8:1 at March 31, 2001.

The decrease in working capital in the first quarter of 2002 is due mainly to expenditures on property, plant and equipment of $166,805.

The quick ratio represented by the total of cash and cash equivalents and accounts receivable, versus total current liabilities (excluding amounts due to related parties), was 0.95:1 at March 31, 2002 and 1.2:1 at March 31, 2001.

3. Operating activities

	Quarter Ended March 31,
	2002	2001
Cash flows derived from (used for) operating activities	$ (127,498)	$ (615,837)

Net cash flows used in operations are a net of $127,498 for the quarter ended March 31, 2002 versus $615,837 for the quarter ended March 31, 2001.

Cash flow for the quarter ended March 31, 2002 was used mainly in the acquisition of fixed assets of $166,805 and reduction of long term debt of $14,771. The loan from related parties was increased by $6,105 during the quarter. Cash decreased by $47,973 during the quarter, from $437,409 at December 31, 2001 to $389,436 at March 31, 2002.

Cash flow for the comparative quarter ended March 31, 2001 of $615,837 was utilized for operations, $379,826 used for investing activities, and $193,874 received from financing activities. Cash decreased by $801,789 during the quarter, from $1,668,711 at December 31, 2000, to $866,922 at March 31, 2001.

The Company has four subsidiary companies. Details of the consolidated operating figures for the Company and the four subsidiary companies for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001 extracted from the applicable financial statements of those companies, are as follows:

Quarter Ended March 31, 2002:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Revenue
Sales	$	$	$ 160,146	$ 877,376	$ 11,228	$1,048,750
Cost of sales			71,258	613,376	11,465	696,099
Gross profit		0	88,888	264,000	(237)	352,651
Other income		7,551	3,825			11,376
		7,551	92,713	264,000	(237)	364,027
Selling expenses			23,764	76,727	9,703	110,194
Administrative		54,397	14,654	53,624	22,622	145,297
Depreciation & Amortization		3,408	37,019	38,871	8,497	87,765
		57,805	75,437	169,222	40,822	343,286
Profit before income taxes		(50,254)	17,276	94,778	(41,059)	20,741
Income taxes
Net profit (loss) for the period	$	$ (50,254)	$ 17,276	$94,778	$(41,059)	$ 20,741

Quarter Ended March 31, 2001:

	TZF US Company	The BC Company	Tian'an	Second Pharmacy	Shenzhen TZF Net	Total
Revenue
Sales	$146,234	$ 210	$ 246,175	$ 240,972	$652,955	$1,286,546
Cost of sales	38,056	0	91,293	129,513	494,839	753,701
Gross profit	108,178	210	154,882	111,459	158,116	532,845
Other income	42	2,148	3,821	121,343	36,276	163,630
	108,220	2,358	158,703	232,802	194,392	696,475
Selling expenses		16,510	15,820	38,137	5,852	76,319
Administrative costs	33,590	145,184	33,251	68,088	16,509	296,622
Depreciation & Amortization		4,303	39,322		13,440	57,065
	33,590	165,997	88,393	106,225	35,801	430,006
Profit before income taxes	74,630	(163,639)	70,310	126,577	158,591	266,469
Income taxes			10,822		25,775	36,597
Net Profit (loss)	$74,630	$(163,639)	$ 59,488	$126,577	$132,816	$229,872

TZF US Company did not have any sales or costs during the quarter ended March 31, 2002 versus sales of $146,234 and net profit of $74,630 for the quarter ended March 31, 2002.

The BC (Canadian Company) had revenue of $7,551 and a net loss of $50,254 for the quarter ended March 31, 2002 versus sales of $210 and a net loss of $163,639 for the quarter ended March 31, 2002.

Tianan sales of $160,146 for the quarter ended March 31, 2002 decreased approximately 35% from $246,175 for the quarter ended March 31, 2001. Operating costs for both quarters were relatively the same. The gross profit in 2002 of $92,713 decreased from $142,883 in 2001 and as a result Tianan had a net profit of $17,276 for the quarter ended March 31, 2002 versus a net profit of $59,488 for the quarter ended March 31, 2001.

TZF JiangSu sales of $877,376 for the quarter ended March 31, 2002 increased approximately 264% from $240,972 for the quarter ended March 31, 2001. However, there was no other income for the quarter ended March 31, 2002 versus other income of $121,343 for the quarter ended March 31, 2001, and operating expenses increased to $169,222 in 2002 versus $68,088 in 2001 and as a result the net profit for the quarter ended March 31, 2002 was $94,778, versus a net profit of $126,577 for the quarter ended March 31, 2001.

ShenZhen TZF had only nominal sales of $11,225 for the quarter ended March 31, 2002 versus sales of $652,955 for the quarter ended March 31, 2002, resulting from the cancellation of the acquisition of HongKang Pharmaceutical Company, a 88% owned subsidiary, due to problems in obtaining approval of the acquisition from Chinese Regulatory Authorities. There was a net loss of $41,059 for the quarter ended March 31, 2002 versus a net profit of $132,816 for the quarter ended March 31, 2001.

Consolidated Net Profit

The consolidated net profit was $20,741 for the quarter ended March 31, 2002 versus $229,872 for the quarter ended March 31, 2001.

The decrease in net profit results mainly from cancellation of the 88% ownership of HongKang Pharmaceutical Company by ShenZhen TianZiFu Network Technology Ltd. ("ShenZhen").

Consolidated Revenue

Sales decreased to $1,048,750 for the quarter ended March 31, 2002. A reduction of approximately 18% versus sales of $1,286,5456 for the quarter ended March 31, 2001. Gross profit, as a percentage of sales (excluding other income) was 33% for the quarter ended March 31, 2002 versus 48% for the quarter ended March 31, 2001.

Consolidated operating expenses

Expenses for the quarters ended March 31, 2002 and March 31, 2001, are as follows:

	March 31, 2002		March 31, 2002
	$	% of Sales	$	% of Sales
Selling expenses	110,194	11%	76,319	6%
Administration Costs	145,297	14%	296,622	23%
Depreciation	87,795	8%	57,065	4%
Total operating costs	$ 343,286	33%	$430,006	33%

The overall operating costs were maintained at 33% of sales for both quarters.

Selling expenses increased as a percentage of sales due to decreased sales for Tianan and ShenZhen.

Administrative expenses decreased as a percentage of sales due to a reduction in TZF US Company and BC (Canadian) Company administrative costs to $54,397 for the quarter ended March 31, 2002, versus $178,774 for the quarter ended March 31, 2001, a decrease of approximately 67%.

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

4. Investing activities

	Quarter Ended March 31,
	2002	2001
Cash flows provided by (used for) investing activities	$ (166,805)	$ (379,826)

Funds were invested in the purchase of fixed assets of $166,805 for the quarter ended March 31, 2002, and $380,919 for the quarter ended March 31, 2001.

5. Financing activities

	Quarter Ended March 31,
	2002	2001
Cash flows provided by (used for) investing activities	$ (8,666)	$ 193,874

Financing activities for the quarter ended March 31, 2002, reflect the repayment of long term debt of $14,771 and increase in loans from related parties of $6,105. Financing activities for the quarter ended March 31, 2001 reflect mainly the capital equity raised of $177,946.

6. Capital requirements

TZF has current bank loans of $1,784,764 at March 31, 2002 versus $1,579,202 at March 31, 2001.

TZF JiangSu property, plant, and equipment is still in progress at March 31, 2002. Certificate of Completion of Construction is expected in the latter part of 2002.

At March 31, 2002 TZF management expects no further major capital expenditures to be incurred for the balance of 2002.

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

By: /S/ SUNNY XIN CHEN

Sunny Xin Chen, President and Chairman

By:/S/ CHUNG YU

Chung Yu, Director

By: /S/ HONG LI

Hong Li, a Director

By: /S/ CHUN SHENG GUO

Chun Sheng Guo, a Director

By: /S/ QING LIU

Qing Liu, Vice President and a Director

Date: August 27, 2002

Exhibit 99.1

T.Z.F. INTERNATIONAL INVESTMENTS, INC..

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of T.Z.F. International Investments, Inc. (the "Company") on Amended Form 10-QSB for the period ending March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sunny Xin Chen, President and Chairman of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: August 27, 2002

Exhibit 99.2

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of T.Z.F. International Investments, Inc. (the "Company") on Amended Form 10-QSB for the period ending March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ruirong Zhang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ RUIRONG ZHANG

Ruirong Zhang, Chief Financial Officer

Date: August 27, 2002