Form 10QSB
period 2002-09-30
TZF INTERNATIONAL INVESTMENTS INC
filed 2002-11-20
CIK 1116350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2002.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 2002, there were 30,098,505 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2002

INDEX TO FINANCIAL STATEMENTS:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Retained Earnings (Deficit)
Consolidated Statements of Cash Flows
Schedule of Fixed Assets/Intangible Assets
Consolidated Statement of Changes in Stockholders' Equity
Notes to Consolidated Financial Statements

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Balance Sheets
September 30, 2002 and September 30, 2001
	(In US Dollars)
	(Unaudited)
		2002	2001
	Assets

Cash and cash equivalents (note 3)		$473,513	$1,131,049
Accounts receivable (note 4)		5,109,202	5,230,438
Prepaid expenses and deposits (note 5)		1,587,719	493,298
Subscriptions receivable (note 6)		--	406,434
Short-term investment - secured		--	2,530,348
Inventories, at lower cost or market (note 7)		1,556,108	2,276,709
TOTAL CURRENT ASSETS		8,726,542	12,068,276
Fixed assets - Schedule A		7,219,885	6,454,576
Intangible Assets - Schedule A		636,051	4,138,789
Goodwill, at cost		1,206,554	1,161,308
TOTAL ASSETS (Pledged as security for bank loans - Note 17		$17,789,032	$23,822,949

	Liabilities and Stockholders' Equity
Current liabilities
Bank loans - secured (note 17)		$1,639,661	$1,968,561
Accounts payable and accrued (note 14)		3,700,012	3,028,125
Payable on acquisition of Shenzhen Tianzhifu Network Technology Ltd. (note 1)		--	518,590
Loans from related parties, unsecured, non interest
bearing, with no specific terms of repayment (note 16(b))		537,479	429,058
TOTAL CURRENT LIABILITIES		5,877,152	5,944,334

Long-term debt (note 18)		177,509	269,353
Deferred liabilities - pensions (note 23)		212,562	212,562
		390,071	481,915
Minority interest		--	138,941
Stockholders' Equity
Capital stock (note 19)
Authorized
100,000,000 common shares at $0.0001 par value
Issued
30,098,505 common shares (2001 - 35,897,309 shares) - par value		3,550	3,590
Paid in capital in excess of par value of stock		11,709,559	15,403,889
Retained earnings (deficit)		(189,667)	1,849,507
Cumulative translation adjustment (note 2)		(1,633)	773
		11,521,809	17,257,759
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$17,789,032	$23,822,949

"Xin Chen"	Director, Chief Executive Officer

"Ruirong Zhang"	Director, Chief Financial Officer

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statements of Operations
(In US Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Revenue
Sales	$842,645	$3,037,899	$2,914,314	$9,135,822
Cost of sales	521,738	2,217,703	1,747,344	6,432,281
	320,907	820,196	1,166,970	2,703,541
Other income (expense)	3,823	38,987	(2,716)	299,233
	324,730	859,183	1,164,254	3,002,774
Expenses
Selling expenses	181,303	148,176	477,425	317,164
Administration Costs	248,548	10,438	541,958	651,779
Depreciation and amortization	87,612	60,637	337,546	175,425
Loss on disposition of capital assets	26,994		26,994
Bad debts		--	601,408	--
	544,457	219,251	1,985,331	1,144,368
Profit (loss) before income taxes	(219,727)	639,932	(821,077)	1,858,406
Income taxes	3,558	134,925	5,497	346,478
	(223,285)	505,007	(826,574)	1,511,928
Minority interest	--	30,261	--	66,390
Net profit (loss) for the period	$(223,285)	$474,746	$(826,574)	$1,445,538

Basic profit (loss) per share	$(0.01)	$0.01	$(0.03)	$0.04
Diluted profit (loss) per share	$(0.01)	$0.01	$(0.02)	$0.03
Weighted average number of
common shares used to
compute profit per share
Basic	30,098,505	35,897,309	30,098,505	35,897,309
Diluted	40,388,512	48,665,620	40,388,512	48,665,620

See accompanying notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statements of Retained Earnings (Deficit)
	(In US Dollars)
	(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Retained earnings (deficit),
beginning of period	$33,618	$1,374,761	$636,907	$403,969
Net profit (loss) for the period	(223,285)	474,746	(826,574)	1,445,538
Retained earnings (deficit),
end of period	$(189,667)	$1,849,507	$(189,667)	$1,849,507

See accompanying notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Cash derived from (used for)
Operating activities
Net profit (loss) for the period	$(223,285)	$474,746	$(826,574)	$1,445,538
Items not requiring use of cash
Depreciation and amortization	87,612	60,637	337,546	175,425
Minority interest		30,261	--	138,941
Cumulative translation adjustment	(6,620)	(3,406)	(6,620)	(3,610)
Changes in non-cash working capital items
Accounts receivable	(1,642,517)	384,572	(1,039,392)	(25,461)
Prepaid expenses and deposits	114,956	(272,146)	505,706	(458,614)
Inventories	223,634	(91,615)	433,763	(1,032,067)
Accounts payable and accrued	1,347,003	244,753	1,387,692	277,695
	(99,217)	827,802	792,121	517,847

Financing activities
Capital contributed	354,440	--	354,440	177,946
Management fees payable	--	(224,538)	--	(150,004)
Bank loans	604,595	50,786	(145,103)	389,359
Long-term debt	(36,699)	(26,046)	(91,481)	(36,785)
Loans from related parties	(23,073)	(85,995)	228,878	(85,995)
	899,263	(285,793)	346,734	294,521

Investing activities
Fixed assets acquired	(585,724)	(66,938)	(1,102,751)	(708,140)
Intangible assets	--	2,042	--	2,121
Investment in Hongkang	--	--	--	532,044
Short-term investment	--	(979,674)	--	(1,176,055)
	(585,724)	(1,044,570)	(1,102,751)	(1,350,030)
Cash, increase (decrease)
during the period	214,322	(502,561)	36,104	(537,662)
Cash, beginning of period	259,191	1,633,610	437,409	1,668,711
Cash, end of period	$473,513	$1,131,049	$473,513	$1,131,049

See accompanying notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.				Schedule A
(A Nevada Corporation)
Schedule of Fixed Assets/Intangible Assets
As at September 30, 2002
(In US Dollars)
(Unaudited)

		Accumulated
	Cost	Depreciation	Net
Fixed Assets
Deferred expenses - other - TZF Jiangsu	574,909	34,462	540,447
Fixed assets of operating companies
- note 8	4,224,206	1,063,808	3,160,398
- note 9	399,733	--	399,733
Construction in progress - Note 10	1,522,756	--	1,522,756
Rights of use of land
Tianan - 50 years	370,508	13,899	356,609
TZF Jiangsu - 50 years (1)	1,239,942	--	1,239,942
	$8,332,054	$1,112,169	$7,219,885

Intangible Assets
Technology rights - Note 13			$554,358
Deferred costs - Note 12			81,693
			$636,051

(1) To be amortized commencing when certificate of completion of building is received in 2002.

See accompanying Notes and Independent Accountants' Review Report

	T.Z.F. INTERNATIONAL INVESTMENTS, INC.
	(A Nevada Corporation)
	Consolidated Statement of Changes in Stockholders' Equity
	From Date of Inception on September 15, 1998 to September 30, 2002
	(In U.S. Dollars)
	(Unaudited)
	Number of		Additional	Total	Retained	Cumulative	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustment	Equity

9/25/98 issuance of common
stock for cash	1,000,000	$1,000	$1,500	$2,500			$2,500
Net loss for the year ended December 31, 1998					(1,115)		(1,115)
Balance, December 31, 1998	1,000,000	1,000	1,500	2,500	(1,115)		1,385
2/17/99 issuance of common
stock for cash	600,000	600	59,400	60,000			60,000
Net loss for the year ended December 31, 1999					(7,515)		(7,515)
Balance, December 31, 1999	1,600,000	1,600	60,900	62,500	(8,630)		53,870
4/30/00 cancellation of
common stock and
transfer of par value to
paid-in capital (note 1)	(1,000,000)	(1,000)	1,000
Balance, April 30, 2000
before forward split	600,000	600	61,900	62,500	(8,630)		53,870

05/15/00 10 to 1 forward split	6,000,000	600	61,900	62,500	(8,630)		53,870
05/15/00 issuance of common
stock for services	250,000	25	252,375	252,400			252,400
05/15/00 issuance of common
stocks for the BC Company	18,451,843	1,845	5,351,087	5,352,932			5,352,932
7/4/00 issuance of common
stock for cash	340,000	34	343,216	343,250			343,250
9/30/00 issuance of common
stock for cash	615,466	62	621,286	621,348			621,348
10/19/00 issuance of common
stock for cash	10,000	1	10,999	11,000			11,000
11/19/00 issuance of common
stock for cash	230,000	23	252,977	253,000			253,000
12/28/00 issuance of common
stock for debt	10,000,000	1,000	4,999,000	5,000,000			5,000,000
Net profit for the year ended December 31, 2000					412,599		412,599
Negative goodwill - gain on
acquisition TZF Jiangsu - note 1			3,333,103	3,333,103			3,333,103
Cumulative translation						4,383	4,383
Balance, December 31, 2000	35,897,309	3,590	15,225,943	15,229,533	403,969	4,383	15,637,885
1/1/01 capital contributed			177,946	177,946			177,946
12/31/01 capital contribution adjustment			(158,505)	(158,505)			(158,505)
12/31/01 cancellation of common stock	(398,804)	(40)	(406,394)	(406,434)			(406,434)
Net profit for year ended December 31, 2001					232,938		232,938
Cumulative translation						604	604
Balance, December 31, 2001	35,498,505	3,550	14,838,990	14,842,540	636,907	4,987	15,484,434
9/30/02 capital contribution adjustment			354,440	354,440			354,440
7/14/02 cancellation of common stock	(5,400,000)	(540)	(3,483,331)	(3,483,871)			(3,483,871)
Net profit (loss) for nine months ended September 30, 2002					(826,574)		(826,574)
Cumulative translation						(6,620)	(6,620)
Balance, September 30, 2002	30,098,505	$3,010	$11,710,099	$11,713,109	$(189,667)	$(1,633)	$11,521,809

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(a Nevada Corporation)

Notes to Consolidated Financial Statements

September 30, 2002

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

The Company and its wholly-owned subsidiary, the BC Company, are both based in Vancouver, British Columbia, Canada.

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

By an Acquisition and Investment Agreement dated December 31, 2000, the Company completed the purchase of all of the shares of Shenzhen Tianzifu Network Technology Ltd., ("Shenzhen TZF Net") (formerly Shenzhen Xinhaihu Industry Trading & Development Co., Ltd.), a Chinese corporation. The purchase price was $3,000,000.

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

Development stage company

The consolidated financial statements of the Company to December 31, 2001 were prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises", which included cumulative figures for the statement of operations and cash flows from the date of inception on September 15, 1998 to December31, 2001. Commencing January 1, 2002, the Company is not considered to still be a development stage company and, accordingly, the figures from date of inception are not disclosed.

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

Long-lived assets

Statement of Financial Accounting Standards No. 142, "Accounting for the Impairment on disposal of Long-Lived Assets" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard does not have a material effect on the Company's results of operations, cash flows or financial position in these financial statements.

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

Depreciation is remeasured at historical exchange rates that existed at the time the underlying related asset was acquired.

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

	Nine Months Ended September 30,
	2002	2001
Balance, Beginning of period	$ 4,987	$ 4,383
Change during the period	(6,620)	(3,650)
Balance, End of period	$ (1,633)	$ 733

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

Inventories

The inventories are recorded at the lower of cost or market. As at September 30, 2002 the inventories total $1,556,108 (September 30, 2001 - $2,276,709) (see note 7).

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

Segmented Information

The Company's identifiable assets as at September 30, 2002 are located in the following countries:

Canada	$35,482
China	17,686,155
The United States	67,395
$17,789,032

Note 3. CASH AND CASH EQUIVALENTS - $473,513

The total for cash and equivalents as at September 30, 2002, is made up as follows:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Petty cash	$	$	$ 87	$ 10,170	$ 717	$ 10,974
Cash in trust		2,769				2,769
Cash in bank	67,395	7,535	303,313	51,457	12,960	442,660
Short-term deposits				17,110		17,110
Total	$67,395	$ 10,304	$303,400	$ 78,737	$ 13,677	$ 473,513

Note 4. ACCOUNTS RECEIVABLE

This balance is as follows:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Accounts receivable, trade	$		$$341,023	$1,020,802	$ 0	$1,361,825
Accounts receivable, Canadian GST		7,276				7,276
Short-term loans			805,633		410,659	1,216,292
Accounts receivable, other				1,447,539	1,076,270	2,523,809
Total	$ 0	$ 7,276	$1,146,656	$2,468,341	$ 1,486,929	$5,109,202

Note 5. PREPAID EXPENSES AND DEPOSITS

The balance of prepaid expenses and deposits as at September 30, 2002, is as follows:

	The BC Company	Tian'an	Shenzhen TZF Net	Total
Rental deposits	$3,670	$	$ 11,117	$ 14,787
Prepaid to Beijing Zhong Buo for website development			1,193,847	1,193,847
Prepaid new medicine application fees		379,085		379,085
Total	$3,670	$ 379,085	$1,204,964	$1,587,719

As at Septemeber 30, 2002, Shenzhen TZF Net paid $1,193,847 to Beijing Zhongbuo Merchants Promotion Internet Co. Ltd. for the setting up of website and computer systems. This project is in progress as at September 30, 2002 and, accordingly, is recorded as a prepaid expense.

Note 6. SUBSCRIPTIONS RECEIVABLE

As at September 11, 2000, Mr. Chung Yiu Chung signed a subscription agreement with the Company whereby he subscribed for 561,798 common shares of the Company at a price of CAD$1.50 per share, of which, 162,994 common shares were issued and paid. The balance of $406,434 was unpaid. As at December 31, 2001, the latter unpaid portion of the subscription was cancelled, and issued share capital was reduced.

Note 7. INVENTORIES

The inventories as at September 30, 2002, are made up as follows:

	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Raw materials	$	$ 42,922	$ 54,600	$	$ 97,522
Packaging materials		13,524	581,328		594,852
Finished products		251,610	198,194		449,804
Other			268,357	145,573	413,930
Total	$ 0	$ 308,056	$1,102,479	$145,573	$1,556,108

Note 8. FIXED ASSETS

The totals for fixed assets and accumulated depreciation as at September 30, 2002, are made up as follows:

	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Cost
Computer equipment	$ 14,364	$	$		$$14,364
Office equipment	14,286				14,286
Vehicles					0
Buildings and improvements		1,312,794			1,312,794
Mechanic devices		321,187			321,187
Shipping devices		21,685			21,685
Electronic devices				100,072	100,072
Other		316,326	2,123,492		2,439,818
Total	28,650	1,971,992	2,123,492	100,072	4,224,206
Accumulated Depreciation
Computer equipment	7,313				7,313
Office equipment	6,233				6,233
Vehicles					0
Buildings and improvements		305,234			305,324
Mechanic devices		177,143			177,143
Shipping devices		19,517			19,517
Electronic devices				29,627	29,627
Other		306,860	211,881		518,741
Total	13,546	808,754	211,881	29,627	1,063,808
Net book value
Computer equipment	7,051				7,051
Office equipment	8,503				8,503
Vehicles					0
Buildings and improvements		1,007,560			1,007,560
Mechanic devices		144,044			144,044
Shipping devices		2,168			2,168
Electronic devices				70,445	70,445
Other		9,466	1,911,611		1,921,077
Total (to Schedule A)	$ 15,104	$1,163,238	$ 1,911,611	$ 70,445	$3,160,398

Note 9. FIXED ASSETS - OTHERS

As at September 30, 2002, other fixed assets of $399,733 (September 30, 2001 - $49,439) as disclosed in Schedule A, in addition to the above, represent the residual value of fixed assets located at TZF Jiangsu.

Note 10. FIXED ASSETS - CONSTRUCTION IN PROGRESS

The construction in progress of $1,522,756 as at September 30, 2002, applies to new buildings and related equipment located at TZF Jiangsu and will not be depreciated until the building has been completed and the equipment put into use. Certificate of completion is expected in 2002.

Note 11. GOODWILL

As at September 30, 2002, goodwill of $1,206,554 is made up as follows:

	Tian'an	Shenzhen TZF Net	Total
Goodwill on acquisitions	$147,177	$1,059,377	$1,206,554

The goodwill will be evaluated at each reporting period as to any possible impairment. The earnings of Tianan justify the goodwill. Shenzhen is expected to attain earnings to continue to justify the amount of goodwill and, accordingly, no adjustment has been made to the goodwill booked for Shenzhen.

Note 12. INTANGIBLE ASSETS - DEFERRED COSTS

As at September 30, 2002, deferred costs of $1,206,554 are made up as follows:

	Tian'an	Shenzhen TZF Net	Total
Website development - to be amortized over 30 months		$$59,778	$59,778
Net product development costs - to be expensed in 2002	33,124		33,124
	33,124	59,788	92,902
Amortization		(11,209)	(11,209)
Net book value (to schedule A)	$ 33,124	$ 48,569	$81,693

Note 13. INTANGIBLE ASSETS - TECHNOLOGY RIGHTS

By agreement dated December 15, 1999, Shenzhen Hengyunda Enterprises Co. Ltd. of P.R. China agreed to sell and assign certain information and rights relating to a series of products known as the Snow Lotus Tea series products to the BC Company.

The BC Company agreed to pay consideration of $4,038,229 for acquisition of these assets, through the issuance of 6,000,000 shares of its Class B common stock, which were valued for purposes of the acquisition at a price of CAD$1.00 per share, for total consideration of CAD$6,000,000 (U.S. $4,038,229).

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

As at July 14, 2002 the technology rights have been reevaluated by management, resulting in a writedown of $3,483,871 (CAD $4,500,000) and a return to treasury of 5,400,000 Class B Common Shares previously issued for this technology. The vendors of the technology are to retain 600,000 Class B Common Shares.

Note 14. ACCOUNTS PAYABLE AND ACCRUED

Details of the total of accounts payable and accrued as at September 30, 2002, are as follows:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
A/P, trade			$ 30,060	$1,081,134	$ 20,724	$1,131,918
Accrued payroll			7,877	13,694	24,069	45,640
Taxes payable			31,182	105,337	120,056	256,575
Other payables			43,480	1,089,960	1,132,439	2,265,879
Total			$ 112,599	$2,290,125	$1,297,288	$3,700,012

Note 15. MANAGEMENT FEES PAYABLE

There are no management fees incurred for the nine month period ended September 30, 2002.

.

Note 16. RELATED PARTY TRANSACTIONS

a) The amount of $537,479 represents loans to the Company by related parties as at September 30, 2002, is unsecured, non-interest bearing, with no specific terms of repayment.

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

Note 17. BANK LOANS

Details of bank loans as at September 30, 2002, are as follows:

a) TZF Jiangsu

As at September 30, 2002, TZF Jiangsu has bank loans, as follows, secured by its assets:

	Period of Loan	Principal Chinese RMB	Principal Equivalent to US $	Interest Rate/Monthly
Industries and Commerce Bank of Jianhu, China	8/1/02 - 7/31/03	9,060,000	1,095,526	5.86%

b) TZF Tianan

As at September 30, 2002, TZF Tianan has bank loans, as follows, secured by its assets:

	Period of Loan	Principal Chinese RMB	Principal Equivalent to US $	Interest Rate/Monthly
Fujian Xingye Bank, Xiamen, China	7/25/02 - 7/24/02	4,500,000	544,135	0.48675%

Management of the Company proposes to apply for renewal of these loans prior to their due date.

Summary of the above Bank loans

	Tianan	TZF Jiangsu	Total
Fujian Xingye Bank, Xiamen, China	$ 544,135	$	$ 544,135
Industries and Commerce Bank of Jianhu, China		$1,095,526	$1,639,661
Total	$ 544,135	$1,095,526	$1,639,661

Note 18. LONG-TERM LIABILITIES

a) The long-term debt of $177,509 represents unsecured, non-interest bearing long-term accounts payables owing by Second Pharmacy, with payment deferred.

b) The deferred liabilities of $212,562 for pensions apply to Tianan.

Note 19. CAPITAL STOCK

Outstanding Warrants at September 30, 2002

290,007	warrants to purchase 290,007 common shares exercisable at CAD$1.50 per share until December 17, 2002
10,000,000	warrants to purchase 10,000,000 common shares exercisable at CAD$2.50 per shares until December 28, 2002.
10,290,007

Note 20. INCOME TAXES

a) The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 2001, disclosing no income taxes payable to the US Internal Revenue Service.

b) The BC Company has filed Federal Income Tax Returns for the years ended December 31, 1999, 2000 and 2001. To December 31, 2001, the BC Company had a total loss of CAD$1,203 (equivalent to US$776). No provision for Canadian Income Taxes is provided for in these consolidated financial statements as the profit is reduced by the losses brought forward and other costs of the Company.

Note 21. LEASE OBLIGATIONS

Lease of Premises

The Company entered into a lease for offices with Burrard International Holdings, Inc. for two years for monthly rent and costs of CAD $3,059, that commenced on September 1, 2002.

The last month's rent of CAD $ 5,690 is due at the time of signing. This amount has been paid and is recorded as a prepaid expense and deposit as at September 30, 2002.

Note 22. PENSION AND EMPLOYMENT LIABILITIES

The Company has liabilities which are deferred as at September 30, 2002, for pension, post-employment benefits or post-retirement benefits in Tianan in the amount of $212,562. This liability is unchanged from December 21, 2000. The parent company and other subsidiary companies, (except for Tianan) do not have any liabilities for pensions and related costs.

Note 23. DISTRIBUTORSHIP AGREEMENTS

The Company and/or its subsidiaries entered into various distributorship agreements with independent third parties to market products of the Company and its subsidiaries.

Note 24. LAWSUIT

Expediter Sales Ltd. ("Expediter") v. the BC Company

There is a claim filed against the BC Company by Expediter alleging a breach of contract and misrepresentation. Expediter is seeking damages for alleged loss of profits, loss of business and goodwill, misrepresentation, set-up expenses and the alleged wrongful use of Expediter's name, and an injunction to prevent the BC Company from selling an herbal tea in Canada. The BC Company terminated the contract of Expediter for non-performance and has, accordingly, counterclaimed against Expediter for outstanding debts unpaid by Expediter. No provision has been made in these financial statements for any potential costs or contingent assets relating to this matter, as the results of the claim and counterclaim are not determinable at this time.

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

Note 26. OPERATIONS OF SUBSIDIARY COMPANIES

Details of the operating figures for the Company and the four subsidiary companies for the nine months ended September 30, 2002, extracted from the applicable financial statements of those companies, are as follows:

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Revenue
Sales	$	$ 6,429	$ 701,524	$2,137,040	$ 69,321	$2,914,314
Cost of sales		$ 22,208	296,301	1,391,177	37,658	1,747,344
Gross profit		(15,779)	405,223	745,863	31,663	1,166,970
Other income (expense)		(14,186)	11,470			(2,716)
		(29,965)	(416,693)	745,863	31,663	1,164,254
Selling expenses			96,084	314,971	66,370	477,425
Administrative costs	7,548	163,061	115,289	143,867	111,653	541,958
Depreciation and amortization		7,905	110,088	199,803	19,750	337,546
Loss on disposition of capital assets		26,994				26,994
Bad debts	8,826	592,582				601,408
	16,374	790,542	322,001	658,641	193,773	1,985,331
Profit (Loss) before income taxes	(16,374)	(820,507)	94,692	87,222	(166,110)	(821,077)
Income taxes			5,497			5,497
Net profit (loss) for the period	$ (16,374)	$(820,507)	$89,195	$87,222	$(166,110)	$(826,574)

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

This agreement shall be renewed for additional successive renewal periods of five year terms upon written notice by either of the parties, delivered at lease 60 days prior to the expiration of the preceding period, and in any case the Distributor will always have the first choice of renewal.

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

The following discussion and analysis should be read in combination with our consolidated financial statements included in Part I, Item 1 of this Form.

We are a manufacturer and distributor of Chinese herbal medicine products in China.

In this section we discuss our results of operations on a consolidated basis. We also discuss our liquidity, and capital resources.

1. Financial Condition

	September 30,
	2002	2001
Current assets	$ 8,726,542	$12,068,276
Property, plant and equipment	7,219,885	6,454,576
Goodwill, intangible assets and other	1,842,605	5,300,097
Consolidated assets	$17,789,032	$23,822,949

TZF's consolidated assets decreased $6,033,917 from $23,822,949 at September 30, 2001 to $17,789,032 at September 30, 2002, reflecting mainly a decrease in current assets of $3,341,734 addition to property plant and equipment of $765,309 and a decrease in the net amount of goodwill and intangible assets of $3,457,492, the latter mainly by way of cancellation of common shares issued of $3,483,871.

The cancellation of 5,400,000 common shares as at July 14, 2002 resulted in a reduction of capital stock of $3,483,871 and a corresponding reduction in intangible assets for the quarter ended September 30, 2002 of $3,483,871.

The Company has deferred liabilities of $212,562 in its Tianan subsidiary for pension and related benefits that were accumulated to December 21, 2000, the date of acquisition, and unchanged up to September 30, 2002. There are no additional unfunded pension and related benefit liabilities as of September 30, 2002.

The TZF debt-to-total-capital ratio is 35% at September 30, 2002 versus 28% at September 30, 2001, assuming that the deferred liabilities are treated as debt. Accordingly, the debt-to-total-capital ratio is calculated defining "debt" as short term borrowing (current liabilities), long term debt and deferred liabilities. Total capital is defined as debt, plus stockholders' equity.

2. Liquidity and capital resources

	September 30,
	2002	2001
Working capital	$ 2,849,352	$ 827,802

Working capital, represented by current assets less current liabilities, decreased in the third quarter of 2002 by $410,276 as compared to an increase of $471,296 in the third quarter of 2001. The TZF working capital ratio is 1.5:1 at September 30, 2002 and 2.0:1 at September 30, 2001.

The decrease in working capital in the third quarter of 2002 is due mainly to expenditures on property, plant and equipment of $585,274 and a cash used in operating activities of $99,217.

The quick ratio represented by the total of cash and cash equivalents and accounts receivable, versus total current liabilities was 0.95:1 at September 30, 2002 and 1.1:1 at September 30, 2001.

3. Operating activities

	Quarter Ended September 30,
	2002	2001
Cash flows derived from (used in) operating activities	$ (99,217)	$ 827,802

Cash flow for the quarter ended September 30, 2002 is used mainly in the acquisition of fixed assets of $585,274 and reduction in debt of $59,772. The loan from related parties decreased by $23,073 during the quarter. Cash increased by $214,322 during the quarter, from $259,191 at June 30, 2002 to $473,513 at September 30, 2002 by changes as disclosed in the cash flow statement for the quarter ended September 30, 2002.

Cash flow for the comparative quarter ended September 30, 2001 was $827,802 from operations, $285,793 used for investing activities, and $1,044,570 from financing activities. Cash decreased by $502,561 during the comparative quarter ended September 30, 2001, from $1,633,610 at June 30, 2001, to $1,131,049 at September 30, 2001.

The Company has four subsidiary companies. Details of the consolidated operating figures for the Company and the four subsidiary companies for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001 extracted from the applicable financial statements of those companies, are as follows:

Quarter #3 - Nine months ended September 30, 2002

	TZF US Company	The BC Company	Tian'an	TZF Jiangsu	Shenzhen TZF Net	Total
Revenue
Sales	$	$ 6,429	$ 701,524	$2,137,040	$ 69,321	$2,914,314
Cost of sales		$ 22,208	296,301	1,391,177	37,658	1,747,344
Gross profit		(15,779)	405,223	745,863	31,663	1,166,970
Other income (expense)		(14,186)	11,470			(2,716)
		(29,965)	(416,693)	745,863	31,663	1,164,254
Selling expenses			98,064	314,971	66,370	477,425
Administrative costs	7,548	163,061	115,829	143,867	111,653	541,958
Depreciation and amortization		7,905	110,088	199,803	19,750	337,546
Loss on disposition of capital assets		26,994				26,994
Bad debts	8,826	592,582				601,408
	16,374	790,542	322,001	658,641	197,773	1,985,331
Profit (Loss) before income taxes	(16,374)	(820,507)	94,692	87,222	(166,110)	(821,077)
Income taxes			5,497			5,497
Net profit (loss) for the period	$ (16,374	$(820,507)	$ 89,195	$ 87,222	$(166,110)	$(826,574)

Quarter #3 - Nine months ended September 30, 2001

	TZF US Company	The BC Company	Tian'an	TZF JiangSu	Shenzhen TZF Net	Total
Revenue
Sales	$146,234	$1,206,678	$ 766,786	$ 1,253,490	$5,762,634	$9,135,822
Cost of sales	38,056	683,343	355,167	821,812	4,533,903	6,432,281
Gross profit	108,178	523,335	411,619	431,678	1,228,731	2,703,541
Other income	93	2,305	69,504	121,827	105,504	299,233
	108,271	525,640	481,123	553,505	1,334,235	3,002,774
Selling expenses		16,509	69,004	143,295	88,356	317,164
	108,248	509,130	296,513	251,486	809,226	1,974,603
Administrative costs	74,495	87,783	121,872	210,200	157,429	651,779
Amortization of goodwill			5,520		39,726	45,246
Depreciation		14,853	109,859		5,467	130,179
	74,495	119,145	306,225	353,495	290,978	1,144,368
	33,776	406,495	174,868	200,010	1,043,257	1,858,406
Profit before Income taxes			27,061		319,417	346,478
Net profit for the period	33,776	406,495	147,807	200,010	723,840	1,511,928
Minority Interest					36,129
Net Profit	$ 33,776	$406,495	$ 147,807	$200,010	$657,450	$1,445,538

Consolidated Net Profit

The consolidated net loss was $223,285 for the quarter ended September 30, 2002 versus a net loss of $474,746 for the quarter ended September 30, 2001.

Consolidated Revenue

Sales decreased to $842,645 for the quarter ended September 30, 2002, a reduction of approximately 72% versus sales of $3,037,899 for the quarter ended September 30, 2001. Gross profit, as a percentage of sales (excluding other income) was 38% for the quarter ended September 30, 2002 versus 37% for the quarter ended September 30, 2001.

Goodwill and intangible assets

The goodwill will be evaluated on a continuous basis as to any possible impairment. In the opinion of management, the operations of Tianan justify the goodwill of $147,177. Shenzhen is expected by management to attain earnings to continue to justify goodwill of Shenzhen of $1,059,377. Other intangible assets, represented by deferred costs and technology rights, that total $636,051, will also continue be evaluated periodically, in subsequent reporting periods. During the quarter ended September 30, 2002, the management has decided to reduce the Company's total capital issued by $3,483,871 by cancellation of 5,400,000 common shares previously issued for intangible assets, that cost $3,483,871; the intangible assets have been reduced by this amount. The Directors' Resolution canceling these shares has been signed and is in the process of execution

5. Investing activities

	Quarter Ended September 30,
	2002	2001
Cash flows provided by (used for) investing activities	$ (585,724)	$ (1,044,570)

Funds were invested in the purchase of fixed assets of $585,724 for the quarter ended September 30, 2002, and $ 66,938 for the quarter ended September 30, 2001.

6. Financing activities

	Quarter Ended September 30,
	2002	2001
Cash flows provided by (used for) financing activities	$ 899,263	$ (285,793)

Financing activities for the quarter ended September 30, 2002, reflect mainly the increase in bank loan by $604,595. Financing activities for the quarter ended September 30, 2001 reflect mainly a decrease in management fees of $224,538 and a corresponding reduction in management fees payable.

7. Capital requirements

TZF has current (secured) bank loans of $1,639,661 at September 30, 2002 versus $1,968,561 at September 30, 2001.

TZF JiangSu property, plant, and equipment is still in progress at September 30, 2002. Certificate of Completion of Construction is expected by the end of 2002.

At September 30, 2002 TZF management expects no further major capital expenditures to be incurred for the balance of 2002.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 19, 2002, an annual shareholders' meeting was held. to elect the Board of Directors. The Company did not solicit proxies, and the board of directors, as previously reported, was re-elected in its entirety. In addition to the five existing directors, a new sixth director, Mr. Hong (Henry) Sun, was elected. All shares represented at the meeting voted in favor of his election. shareholders voted to ratify the appointment of Moen and Company as the Company's auditors, and voted to approve the Stock Option Plan approved by the Board of Directors. 30,957,386 or approximately 87% of all the outstanding shares of the company were represented at the meeting. One proxy for a shareholder voted against adoption of the Stock Option Plan, and one person present at the meeting who claimed to have a power of attorney from a shareholder voted against ratification of the appointment of the auditor. Otherwise, the votes for approval of the Stock Option Plan and ratification of appointment of the auditor were unanimous.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002, are filed herewith.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

By:/S/ CHUNG YU

Chung Yu, President, Chief Executive Officer, and a Director

By: /S/ XIN CHEN

Xin Chen, Chairman of the Board

By: /S/ HONG LI

Hong Li, a Director

By: /S/ CHUN SHENG GUO

Chun Sheng Guo, a Director

By: /S/ QING LIU

Qing Liu, Vice President and a Director

By: /S/ HONG SUN

Hong Sun, Director

Date: November 14, 2002

Exhibit 99.1

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Chung Yu, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of T.Z.F. International Investments, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:/S/ CHUNG YU Chung Yu, President, Chief Executive Officer, and a Director

Exhibit 99.2

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Qing Liu, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of T.Z.F. International Investments, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By: /S/ QING LIU Qing Liu, Vice President and a Director