Form 10KSB
period 2002-12-31
TZF INTERNATIONAL INVESTMENTS INC
filed 2003-04-15
CIK 1116350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X__Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	0-31353	88-0404186
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1218 - 1030 West Georgia Street Vancouver, BC, Canada	V6E 2Y3
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 682-3818

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

State issuer's revenue for its most recent fiscal year: $3,878,033

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,098,505 as of March 27, 2003.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

The Company was incorporated under the laws of Nevada on September 14, 1998, as Sabai Sabai Enterprises, Corp, and on May 25, 2000, changed its name to T.Z.F. International Investments, Inc. As a result of various acquisitions completed during the fiscal year ending December 31, 2000, the Company has expanded rapidly. It now owns several subsidiaries and business operations in Canada and in China through which it manufactures, markets and distributes pharmaceutical and health food products in China. The Company's goal, through the operations of its subsidiaries, is to become a market leader in distributing domestic and imported health foods and medicines throughout China.

Subsidiaries and Their Operations

The Company has four subsidiaries in China and Canada through which it manufactures, markets and distributes pharmaceutical and health food products. All of these subsidiaries were acquired during the fiscal year ending December 31, 2000.

During the fiscal year ending December 31, 2002, the Company worked on reorganizing and consolidating the operations of its various subsidiaries. It is currently contemplated that the Company's business operations will be organized as follows:

Shenzhen Tianzifu Network Technology, Ltd. - Company Headquarter, China

T.Z.F. International Herbs Investment, Inc. - Sales Center, North America

T.Z.F. International Herbs (Jiangsu) Co., Ltd. - Production Base, Eastern China

Tian'an Pharmacy (Xiamen) Co., Ltd. - Production Base, Southern China

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

In October, 1998, the Canadian Food Inspection Agency approved the sale of Snow Lotus Tea in Canada as a food product. In 1999, Health Canada informed the Company that the sale of "Snow Lotus Tea" products ("SLT") in Canada is subject to their approval due to the level of formic-acid content, therefore the Company needs to have DIN from Health Canada before selling SLT in Canada. Consequently, the Company spent tremendous efforts on marketing SLT outside Canada and at the same time made application to Health Canada for DIN.

However, it has not been easy for the Company to market SLT in other markets due to the world-wide economic downturn and the competition, and to qualify SLT for DIN in Canada due to the differences in health food standards between Canada and China. As a result, in 2002, the Company re-adjusted the value of SLT by having canceled 5,400,000 common shares out of 6,000,000, which were initially issued for SLT Technology. This cancellation of shares has reduced the total intangible assets by $3,483,871. For additional information about this reduction, see "Intangible assets - (b) Technology rights" in note 9 of the accompanying consolidated financial statements.

The Company is currently focusing its efforts on marketing North American health food and supplements in the Chinese market.

Shenzhen Tianzifu Network Technology Ltd.

On December 31, 2000, the Company completed the purchase of all of the assets of Shenzhen Tianzifu Network Technology Ltd, ("Shenzhen Tianzifu"), a Chinese corporation with a registered address at Shenzhen Tianzifu, 8 South Road, Dong Men, LouHu District, Shenzhen City, GuangDong Province. It will serve as the Company's China headquarters.

Currently, Shenzhen Tianzifu operates a Chinese-language health food Web site in China. Its objective, though, is to centralize the management of the entire T.Z.F. network in China and to improve its efficiency and economic scale, including that of the manufacturing, sales and marketing functions. It will seek to further expand the existing distribution network and channels of all current subsidiaries in China and will seek to carry out T.Z.F.'s business plan of building 200 chain counters and stores in the top 200 department stores national wide, 50 licensed drug stores, 60 chain stores and 20 distribution centers in selected locations in China. During 2002, Shenzhen Tianzifu has opened 29 chain counters for North American health food products across Mainland China and plans to expand the number of these kind of counters in 2003.

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

T.Z.F. International Herbs (Jiangsu) Co., Ltd.

On December 31, 2000, the Company completed the purchase of all of the assets of T.Z.F. International Herbs (Jiangsu) Co., Ltd., formerly Second Pharmacy Factory of Yancheng City, ( "TZF Jiangsu"), a Chinese corporation. The assets were purchased from The People's Government of JianWu County, JiangSu Province, the People's Republic of China. It is the Company's intent that T.Z.F. Jiangsu will serve as it's base of operation for manufacturing medicines.

The cash purchase price for the assets of T.Z.F. Jiangsu was paid on our behalf by Xin Chen, one of our principal shareholders. These payments were part of a total of $5,000,000 US which Mr. Chen advanced on our behalf during the fiscal year ending December 31, 2000. The funds advanced by Mr. Chen were used for a variety of purposes including being used in part for purchase of the assets of T.Z.F. Jiangsu and in part for purchase of all of the issued and outstanding stock of Tian'an Investments Limited, a British Virgin Islands Corporation (which was completed on or about December 21, 2000 and described in a report on Form 8K dated December 21, 2000). The advances made on our behalf by Mr. Chen were initially treated as a loan. However, on December 31, 2000, Mr. Chen agreed to convert his loan to an equity investment, and our Board of Directors authorized the issuance of shares of common stock and warrants to Mr. Chen in full satisfaction of this loan. (See ITEM 5. Other Events).

T.Z.F. Jiangsu is a medical manufacturing plant located in Jiangsu Province. It was founded in 1971. The factory produces both pharmaceutical active ingredients and pharmaceutical preparations including chemically combined pharmaceutical active ingredients, tablets, capsules, syrups, infusion solutions and tincture solutions. Currently, it produces over 100 products, and is capable of manufacturing North American standard products.

T.Z.F. Jiangsu includes an advanced production line, an infusion production line with a capacity of up to 9 million bottles per year, and a capsule production line capable of producing up to 5 million capsules per year. It maintains a consistent program of advanced research and development, and its assay center has various testing capabilities and a sound quality assurance system. It also has four sales departments and four branch offices and sells its products throughout China.

It is the Company's intent to use the facilities and employees of T.Z.F. Jiangsu to continue to produce its current products and to expand its production to include additional health products. The Company also intends to seek to expand the research and development operations conducted at the T.Z.F. Jiangsu facility and to seek to increase the sales volume for the products which are manufactured at its facility by expanding the sales team and linking it with the Company's existing marketing platform.

Tian'an Pharmacy (Xiamen) Co., Ltd.

On December 21, 2000, the Company acquired all of the issued and outstanding capital stock of Tian'an Investments Limited, a British Virgin Islands corporation. The sole asset of Tian'an Investments Limited is its 100% ownership of Tian'an Pharmacy (Xiamen) Co., Ltd. ("TZF Xiamen"), a manufacturer of Chinese herbal medicine products. TZF Xiamen is located in the Torch High Tech Development Zone of Xiamen, China. Although TZF Xiamen is capable of producing products which satisfy North American standards, it is the Company's intent that TZF Xiamen will serve primarily as its base of operation for manufacturing Chinese herbal medicines for the Chinese market.

TZF Xiamen has obtained GMP certification for facility and operation from the Chinese authority and this is a very important milestone for TZF Xiamen because the Chinese government requires all hospitals and pharmacies in China to use medicines produced by GMP certified manufacturers.

At the present time, TZF Xiamen produces a total of ten different herbal medicines which are sold in China. Its most well known product is "Japonica capsules", which are used to strengthen the body's immunity function, and to treat cancer cells in the body, and Bear Bile Capsules, which are used to treat liver diseases and high blood pressure. "Japonica Capsules" is one of the main products in TZF Xiamen with a great market share.

TZF Xiamen, not only manufactures, but also develops, manufactures and markets its biological and herbal and biological medicines in China. Its newly developed product "Linglong Capsules", a new product for treating liver cancel cells, is currently under final development and an application fee of $481,308 has been prepaid to the government for its final approval of production during the fiscal year 2002.

Research into new products is ongoing at Tian'an Pharmacy TZF Xiamen. This research is focused on studying, developing and producing herbal medicines which will be intended to be marketed and sold in China and in North America.

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

Research and Development. The Company will be required to expend significant amounts of money on research and development expenses in order to develop new products and improve the market acceptance of its existing products. There is no assurance that it will have sufficient capital to fund all desired research and development activities or that the research and development activities its does conduct will lead to the creation of new products.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 1218 - 1030 West Georgia Street, Vancouver, BC, Canada, V6E 2Y3. The Company's telephone number there is (604) 682 3818. Other than this mailing address, the Company does not maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays rent in the amount of CAD $3,059.02 (approximately $2,100 U.S. dollars) per month for the use of this office space. The lease is for two years, and commenced on September 1, 2002.

The operations of TZF Xiamen (formerly Tian'an Pharmacy") are located in a 7,100 square meter building in the Torch High Development Zone of Xiamen, China.

The operations of T.Z.F. International Herbs (Jiangsu) Co., Ltd. (formerly Second Factory Pharmacy) are located in a 20,000 square meter building in Yancheng City in Jiangsu Province. Its facility includes a factory area of 20,000 square meters and office area of 8,500 square meters.

The facilities of Shenzhen Tianzifu Network Technology Ltd., are located at 8 South Road, Dong Men, LouHu District, Shenzhen City, GuangDong Province.

ITEM 3. LEGAL PROCEEDINGS.

There is a claim filed against T.Z.F. International Herb Investment Ltd., a Canadian company registered in BC province, by Expediter Sales Ltd., ( also a Canadian company), alleging a breach of contract and misrepresentation. Expediter is seeking damages for alleged loss of profits, loss of business and goodwill, misrepresentation, set-up expenses and the alleged wrongful use of Expediter's name. The BC Company terminated the contract of Expediter for non-performance and has, accordingly, counterclaimed against Expediter for outstanding debts unpaid by Expediter.

A private settlement is under discussion between both parties and the formal settlement is expected to be in place in the near future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2002, there was not currently a public trading market for the Company's shares. As of December 31, 2002, the Company's securities were held of record by a total of approximately 40 persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

The following discussion and analysis should be read in combination with the accompanying audited consolidated financial statements as of December 31, 2002, and as restated for December 31, 2001 and December 31, 2000, included in Item 8 of this Form 10K SB. Where we mention the figures of year 2001 and year 2000, the references are to the restated financial statements. For additional information on the restated financial statements for the year ended December 31, 2001 and December 31, 2000, see "Amendment of prior years' operations" in note 21 of the accompanying consolidated financial statements.

We are a manufacturer and distributor of medicine products and health foods in China.

In this section we discuss our results of operations on a consolidated basis. We also discuss our liquidity and capital resources.

1. Financial Condition

	Balances December 31,
		As Restated
	2002	2001	2000
Current assets	$5,416,418	$6,117,482	$8,751,177
Property, plant and equipment	7,399,324	6,435,813	5,876,615
Goodwill, intangible assets and other	802,095	5,345,343	5,879,508
Consolidated assets	$13,617,837	$17,898,638	$20,507,300

TZF's consolidated assets decreased $4,280,801 from 2001 to 2002 and $2,608,662 from 2000 to 2001 after revision by bad debt write offs known in 2002. "Net property, plant and equipment" increased by $963,511 from 2001 to 2002 due to the completion of construction in progress at TZF Jiangsu and increased by $559,198 from 2000 to 2001 mainly reflecting the cost of construction in progress at TZF Jiangsu. "Goodwill, intangible assets and other" decreased from 2001 to 2002 by $4,543,248 mainly because $1,059,377 of goodwill in Shenzhen TZF Net was written off due to goodwill impairment and $3,483,871 due to a revaluation of technology rights and a cancellation of issued common shares. The cancellation of 5,400,000 common shares as at July 14, 2002 resulted in a reduction of capital stock of $3,483,871.

The details of increases (decreases) in the fourth quarter of 2002 and 2001 are as follows:

	Increase (Decrease) in the Fourth Quarter
	2002	2001 (As Restated)
Current assets	$(837,091)	$(4,788,230)
Property, plant and equipment	179,439	(18,763)
Goodwill, intangible assets and other	(1,040,510)	45,246
Consolidated assets	$(1,698,162)	$(4,761,747)

In the fourth quarter of 2001, current assets decreased by $4,788,230, the main reason of which was accounts receivable write offs by $1,162,564 in 2000 and $1,310,469 in 2001 in restated financial statements, due to information that was known in 2002. In the fourth quarter of 2002, goodwill, intangible assets and other decreased by $1,040,510, the main reason of which was $1,059,377 of goodwill impairment write off in Shenzhen TZF Net. The Company has deferred liabilities of $212,562 in its Tianan subsidiary for pension and related benefits that were accumulated prior to the date of acquisition, and unchanged from December 31, 2000 to December 31, 2002. There are no additional unfunded pension and related benefit liabilities at December 31, 2002.

As restated, the TZF debt-to-total-capital ratios were 46.78% at year-end 2002 versus 27.31% at year-end 2001 and 29.41% at year-end 2000, assuming that the deferred liabilities are treated as debt. Accordingly, the debt-to-total-capital ratio is calculated defining "debt" as short-term borrowing (current liabilities), long-term debt and deferred liabilities. Total capital is defined as "debt", plus stockholders' equity.

2. Liquidity and capital resources

		Balances December 31,
	2002	2001	2000
Working capital	$(587,487)	$1,711,797	$3,237,898

Working capital, represented by current assets less current liabilities, decreased by $2,299,284 from 2001 to 2002 and by $1,526,101 from 2000 to 2001, respectively. The TZF working capital ratio was 0.90:1 at year-end 2002, 1.4:1 at year-end 2001 and 1.59:1 at year-end 2000.

The decrease in working capital in 2002 is due mainly to expenditures on property, plant and equipment of $1,238,844 and bad debt write offs of $1,020,161. The decrease in working capital in 2001 is due mainly to expenditures on property, plant and equipment of $763,335 and bad debt write offs of $1,310,469.

The quick ratio represented by the total of cash and cash equivalents and accounts receivable, versus total current liabilities (excluding amounts due to related parties), was 0.72:1 at year-end 2002, and 0.50:1 at year-end 2001 and 1.14:1 at year-end 2000.

3. Operating activities

	Year Ended December 31,
	2002	2001	2000
Cash flows used in operating activities	$316,299	$(1,262,780)	$(3,457,834)

Net cash flows from operating activities in 2002 were $316,299 mainly due to $2,764,851 of net loss for the period, decreases in prepaid expenses and deposits and inventory, and an increase in accounts payable. Net cash flows used in operations were $1,262,780 in 2001, reflected mainly in the increased inventories of $745,229 and the increase in prepaid expenses and deposits. Net cash flows used in operations were $3,457,834 in 2000, reflected mainly in the increases in inventory of $1,244,642 and accounts receivable during the initial year of operations of the subsidiary companies.

The Company has four subsidiary companies and they are recorded as a purchase. Operating figures of these acquisitions are disclosed from the date of acquisition. Details of the operating figures for the Company and the four subsidiary companies for the year ended December 31, 2002, and compared on a consolidated basis for 2001, extracted from the applicable financial statements of those companies, are as follows:

	Parent	Subsidiary Companies
	TZF US	The BC		TZF	Shenzhen	Total
	Company	Company	Tianan	Jiangsu	TZF Net	2002	2001
Revenue
Sales	$--	$6,429	$1,168,031	$2,661,916	$41,657	$3,878,033	$5,114,243
Cost of sales	--		500,811	1,919,307	27,731	2,447,849	2,995,242
Gross profit	--	6,429	667,220	742,609	13,926	1,430,184	2,119,001
Other income
(expense)	--	(14,186)	15,361		25,774	26,949	258,271
	--	(7,757)	682,581	742,609	39,700	1,457,133	2,377,272
Selling expenses	--		142,876	435,138	303,774	881,788	408,349
Administrative	26,283	23,982	234,747	489,518	184,652	959,182	1,447,765
Depreciation	--	8,994	130,671	93,072	15,602	248,339	204,157
Goodwill impairment					1,059,377	1,059,377
Loss on disposition
of capital assets		26,994				26,994
Bad debts	8,826	599,217		77,598	334,520	1,020,161	1,310,469
	35,109	659,187	508,294	1,095,326	1,897,925	4,195,841	3,370,740
Profit before
income taxes	(35,109)	(666,944)	174,287	(352,717)	(1,858,225)	(2,738,708)	(993,468)
Income taxes	--		26,143			26,143	84,063
Net profit (loss)
for the period	$(35,109)	$(666,944)	$148,144	$(352,717)	$(1,858,225)	$(2,764,851)	$(1,077,531)

The details of revenue, gross profit, net income, operating expenses and goodwill impairment are as follow, utilizing restated figures for 2001 and 2000:

		For the years ended December 31		2002 vs 2001		2001 vs 2000
	2002	2001	2000	$ Change	% Change	$ Change	% Change
Revenue	$3,878,033	$5,114,243	$1,868,276	$(1,236,210)	(24.17)	$3,245,967	173.74
Gross profit	1,430,184	2,119,001	980,627	(688,817)	(32.51)	1,138,374	116.09
Net income (loss)	(2,764,851)	(1,077,531)	(749,965)	(1,687,320)	156.59	(327,566)	43.68
Operating expenses	4,195,841	3,370,740	1,958,056	825,101	24.48	1,412,684	72.15

Goodwill impairment
included in
operating expenses	$1,059,377			$1,059,377		$0

Gross profit, as a
percentage of sales	36.88%	41.43%	52.49%

Net income

The reported consolidated net loss of $2,764,851 (Negative $0.09 per diluted share) for 2002 compared to net loss of $1,077,531 (Negative $0.03 per diluted share) for 2001. Net loss increased by 156.59% in 2002 due to $1,059,377 of goodwill impairment in Shenzhen TZF Net. The 2001 results included a net loss of $486,858 on cancellation of the 88% ownership of Hongkang Pharmaceutical Company by Shenzhen Tianzifu Network Technology Ltd.

Revenue

Sales decreased by $1,236,210 in 2002 as compared to 2001, due to increased regulatory requirements in China. Also, the subsidiary companies in China reorganized during the year 2002. Sales increased by $3,245,967 from 2000 to 2001 as sales in 2000 only. Gross profit, as a percentage of sales (excluding other income) is 36.88% for year 2002, 41.43% for year 2001 and 52.49% for year 2000, decreased by 4.55% in 2002.

Operating expenses

Operating expenses increased by $825,101 in 2002 as compared to 2001 and is 108.21% of sales due to the write off $1,059,377 of goodwill impairment in Shenzhen TZF Net. Operating expenses increased by $1,274,779 in 2001 and are 41.43% of sales for 2001 and 104.81% of sales for 2000. Expenses in 2000 included stock-based compensation of $252,400 represented by the issuance of 250,000 shares for services, and $1,162,564 of bad debt write offs as restated, known in 2002.

Goodwill and intangible assets

Based on FAS-142, par. 18, goodwill is not amortized and is tested for impairment at a level of reporting referred to as a reporting unit. Accordingly, the goodwill will be evaluated on an annual basis as to any possible impairment. The operations of Tianan justify goodwill of $147,177. For the year ended December 31, 2002, $1,059,377 in Shenzhen TZF Net was written off as goodwill impairment.

Other intangible assets, represented by deferred costs and technology rights, are evaluated periodically, in subsequent reporting periods. Total $4,138,789 of other intangible assets in 2001 was reduced by $3,483,871 due to a reduction in issued common shares that were initially issued for this technology. For additional information about this reduction, see "Intangible assets - (b) Technology rights" in note 9 of the accompanying consolidated financial statements.

4. Investing activities

	Year Ended December 31,
Cash flows provided by (used for)	2002	2001	2000
investing activities	$(1,238,844)	$1,125,103	$(9,085,778)

TZF's capital expenditures totaled $1,238,844 in 2002, $763,355 in 2001 and $5,890,206 in 2000. Capital expenditures were incurred mainly for property, plant and equipment at the new manufacturing facilities at Jiangsu and Tianan.

5. Financing activities

	Year Ended December 31,
Cash flows provided by (used for)	2002	2001	2000
financing activities	$1,025,883	$(1,093,625)	$14,157,953

Financing activities reflect an increase of $790,939 in loans from related parties in 2002, and net debt reductions of $1,093,625 in 2001 and debt and financing raised of $14,157,953 in 2000. Financing activities also reflect net proceeds from the issuance of common stock of $7,543,301 in 2000.

6. Capital requirements

TZF has current bank loans of $1,700,121 at the year-end 2002 as compared to $1,784,764 at year end 2001 and $1,579,202 at year end 2000. The company during the year usually negotiates extension of repayment terms.

For 2003, TZF management expects no further major capital expenditures to be incurred, beyond completion of the present property, plant, and equipment projects.

7. Assets reallocation:

On December 31, 2002, TZF management decided to make an adjustment of intercompany investments and reallocation of intercompany assets as follows:

TZF Canada transferred its investments in TZF Jiangsu (Canadian dollar $2,674,410.00) and in TZF Xiamen (Tianan) (Canadian dollar $4,126,151.25) to TZF US (total Canadian dollar $6,800,561.25, converted to US dollar $4,545,438.00). After this asset reallocation between TZF Canada and TZF US, it results in TZF US, instead of TZF Canada, owning the investments in TZF Jiangsu of US$1,786,591 and in TZF Xianmen (Tianan) of US$2,758,847.

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

MOEN AND COMPANY

CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower	Telephone:	(604)662-8899
701 West Georgia Street	Fax:	(604)662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

T.Z.F. International Investments, Inc.

(A Nevada Corporation)

We have audited the accompanying consolidated balance sheets of T.Z.F. International Investments, Inc. (A Nevada Corporation) and subsidiaries as of December 31, 2002, and as restated for December 31, 2001, and December 31, 2000, and the related consolidated statements of income, retained earnings, cash flows and changes in stockholders' equity for the year ended December 31, 2002 and as restated for the years ended December 31, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We also audited the adjustments described in Note 19 that were applied to restate the 2001 and 2000 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.Z.F. International Investments, Inc. (A Nevada Corporation) as of December 31, 2002, and as restated at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2002 and as restated for the years ended December 31, 2001 and December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

"Moen and Company"

Chartered Accountants

Vancouver, British Columbia, Canada

March 31, 2003
T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Balance Sheets
At December 31, 2002, 2001 and 2000
				As Restated - Note 21

			2002	2001	2000
		Assets
Current Assets
Cash and cash equivalents (note 3)			$540,747	$437,409	$1,668,711
Accounts receivable (note 4)			2,967,000	1,596,777	4,042,413
Prepaid expenses and deposits (note 5)			486,726	2,093,425	34,684
Subscriptions receivable					406,434
Short-term investment - secured					1,354,293
Inventories, at lower cost or market (note 6)			1,421,945	1,989,871	1,244,642
Total current assets			5,416,418	6,117,482	8,751,177

Investment in Guangdon HongKang Medical Company					532,044
Fixed Assets (Note 7)			7,399,324	6,435,813	5,876,615
Intangible Assets (Note 9)			654,918	4,138,789	4,140,910
Goodwill, at cost (note 8)			147,177	1,206,554	1,206,554
TOTAL ASSETS (Pledged as
security for bank loans - Note 12)			$13,617,837	$17,898,638	$20,507,300
		Liabilities and Stockholders' Equity
Current Liabilities
Bank loans - secured (note 12)			$1,700,121	$1,784,764	$1,579,202
Accounts payable and accrued (note 10)			3,204,244	2,312,320	2,750,430
Payable on acquisition of Shenzhen Tianzhifu Network Technology Ltd.					518,590
Management fees payable					150,004
Loans from related parties, unsecured, non interest
bearing, with no specific terms of repayment (note 11)			1,099,540	308,601	515,053
Total current liabilities			6,003,905	4,405,685	5,513,279
Long-term Liabilities
Long-term debt (note 13)			154,220	268,990	306,138
Deferred liabilities - pensions (note 16)			212,562	212,562	212,562
			366,782	481,552	518,700
Total liabilities			6,370,687	4,887,237	6,031,979
Stockholders' Equity
Capital stock
Authorized:100,000,000 common shares at $0.0001 par value
Issued : 30,098,505 common shares
(2001 - 35,897,309 shares) - par value			3,010	3,550	3,590
Paid in capital in excess of par value of stock			11,790,016	14,838,990	15,225,943
Retained earnings (deficit)			(4,600,977)	(1,836,126)	(758,595)
Cumulative translation adjustment (note 2)			55,101	4,987	4,383
			7,247,150	13,011,401	14,475,321
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY			$13,617,837	$17,898,638	$20,507,300

Approved on behalf of the Company:

"Xin Chen" ,	Chief Executive Officer

"Ruirong Zhang" ,	Chief Financial Officer

See Accompanying Notes and Independent Auditors' Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statements of Income
For the Years Ended December 31, 2002, 2001 and 2000
(In US Dollars)

	Cumulative From
	Inception Date
	of Sep. 15, 1998
	to December 31,		As Restated - Note 21
	2002	2002	2001	2000
Revenue
Sales	$10,860,552	$3,878,033	$5,114,243	$1,868,276
Cost of sales	6,317,149	2,447,849	2,995,242	887,649
	4,543,403	1,430,184	2,119,001	980,627
Other income (expense)	513,640	26,949	258,271	227,464
	5,057,043	1,457,133	2,377,272	1,208,091
Expenses
Selling expenses	1,290,137	881,788	408,349	--
Administration Costs	2,959,625	959,182	1,447,765	543,092
Depreciation and amortization	466,087	248,339	204,157	--
Loss on disposition of fixed assets	26,994	26,994	--	--
Amortization of goodwill (reversal)	--	--	--	--
Goodwill impairment (Note 8)	1,059,377	1,059,377	--	--
Stock-based compensation	252,400	--	--	252,400
Bad debts	3,493,194	1,020,161	1,310,469	1,162,564
	9,547,814	4,195,841	3,370,740	1,958,056
Profit (loss) before income taxes	(4,490,771)	(2,738,708)	(993,468)	(749,965)
Income taxes	110,206	26,143	84,063	--
Net profit (loss) for the period	$(4,600,977)	$(2,764,851)	$(1,077,531)	$(749,965)

Basic profit (loss) per share		$(0.09)	$(0.03)	$(0.04)
Diluted profit (loss) per share, excluding
anti-dilution effects on loss per share		$(0.09)	$(0.03)	$(0.02)
Weighted average number of
common shares used to
compute profit per share
Basic		30,098,505	35,498,505	17,717,212
Diluted		40,388,512	45,788,512	30,485,523

See Accompanying Notes and Independent Auditors' Report
T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statements of Retained Earnings (Deficit)
For the Years Ended December 31, 2002, 2001 and 2000
(In US Dollars)

	Cumulative From
	Inception Date
	of Sep. 15, 1998
	to December 31,		As Restated - Note 21
	2002	2002	2001	2000
Retained earnings (deficit),
beginning of period	$--	$(1,836,126)	$(758,595)	$(8,630)
Net profit (loss) for the period	(4,600,977)	(2,764,851)	(1,077,531)	(749,965)
Retained earnings (deficit),
end of period	$(4,600,977)	$(4,600,977)	$(1,836,126)	$(758,595)

See Accompanying Notes and Independent Auditors' Report
T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000
(In US Dollars)

	Cumulative From
	Inception Date
	of Sep. 15, 1998
	to December 31,		As Restated - Note 21
	2002	2002	2001	2000
Cash derived from (used for)
Operating activities
Net profit (loss) for the period	$(4,600,977)	$(2,764,851)	$(1,077,531)	$(749,965)
Items not requiring use of cash
Depreciation and amortization	466,087	248,339	204,157	13,591
Loss on disposition of fixed assets	26,994	26,994	--	--
Goodwill impairment	1,059,377	1,059,377	--	--
Stock-based compensation	252,400	--	--	252,400
Cumulative translation adjustment	55,101	50,114	604	4,383
Changes in non-cash working capital items
Accounts receivable	(2,967,000)	(1,370,223)	2,445,636	(4,042,413)
Prepaid expenses and deposits	(486,726)	1,606,699	(2,058,741)	(34,684)
Inventories	(1,421,945)	567,926	(745,229)	(1,244,642)
Subscriptions receivable	--	--	406,434	(406,434)
Accounts payable and accrued	3,204,244	891,924	(438,110)	2,749,930
	(4,412,445)	316,299	(1,262,780)	(3,457,834)
Financing activities
Issuance of shares for cash	7,199,367	--	(406,434)	7,543,301
Net gain on acquisition	3,333,103	--	--	3,333,103
Capital contributed	453,798	434,357	19,441	--
Management fees payable	--	--	(150,004)	150,004
Payable on acquisition	--	--	(518,590)	518,590
Bank loans	1,700,121	(84,643)	205,562	1,579,202
Long-term debt	154,220	(114,770)	(37,148)	306,138
Deferred liabilities, pension	212,562	--	--	212,562
Loans from related parties	1,099,540	790,939	(206,452)	515,053
	14,152,711	1,025,883	(1,093,625)	14,157,953
Investing activities
Fixed assets acquired	(7,892,405)	(1,238,844)	(763,355)	(5,890,206)
Intangible assets	(100,560)	--	2,121	(102,681)
Goodwill	(1,206,554)	--	--	(1,206,554)
Investment in Hongkang	--	--	532,044	(532,044)
Short-term investment	--	--	1,354,293	(1,354,293)
	(9,199,519)	(1,238,844)	1,125,103	(9,085,778)
Cash, increase (decrease)
during the period	540,747	103,338	(1,231,302)	1,614,341
Cash, beginning of period	--	437,409	1,668,711	54,370
Cash, end of period	$540,747	$540,747	$437,409	$1,668,711
See Accompanying Notes and Independent Auditors' Report
T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statements of Income
For the Fourth Quarter Ended December 31, 2002, 2001 and 2000
	(In US Dollars)

			(As Restated - Note 21)
		2002	2001	2000

Revenue
Sales		$963,719	$(4,021,579)	$1,595,677
Cost of sales		700,505	(3,437,039)	618,131
		263,214	(584,540)	977,546
Other income (expense)		29,665	(40,962)	226,549
		292,879	(625,502)	1,204,095
Expenses
Selling expenses		404,363	91,185	--
Administration Costs		417,224	795,986	34,294
Depreciation and amortization		(89,207)	73,978	--
Loss on disposition of fixed assets		--	--	--
Amortization of goodwill (reversal)		--	(45,246)	--
Goodwill impairment (Note 8)		1,059,377	--	--
Stock-based compensation		--	--	--
Bad debts		418,753	1,310,469	1,162,564
		2,210,510	2,226,372	1,196,858
Profit (loss) before income taxes		(1,917,631)	(2,851,874)	7,237
Income taxes		20,646	(262,415)	--
Minority interest		--	(66,390)	--
Net profit (loss) for the period		$(1,938,277)	$(2,523,069)	$7,237

Basic profit (loss) per share		$(0.06)	$(0.07)	$0.00
Diluted profit (loss) per share, excluding
anti-dilution effects on loss per share		$(0.06)	$(0.07)	$0.00
Weighted average number of
common shares used to
compute profit per share
Basic		30,098,505	35,498,505	29,153,909
Diluted		40,388,512	45,788,512	41,922,220

See Accompanying Notes and Independent Auditors' Report
T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statements of Retained Earnings (Deficit)
For the Fourth Quarter Ended December 31, 2002, 2001 and 2000
	(In US Dollars)

			(As Restated - Note 21)
		2002	2001	2000

Retained earnings (deficit),
beginning of period		$(2,662,700)	$686,943	$(765,832)
Net profit (loss) for the period		(1,938,277)	(2,523,069)	7,237
Retained earnings (deficit),
end of period		$(4,600,977)	$(1,836,126)	$(758,595)

See Accompanying Notes and Independent Auditors' Report
T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(A Nevada Corporation)
Consolidated Statements of Cash Flows
For the Fourth Quarter Ended December 31, 2002, 2001 and 2000
	(In US Dollars)
			(As Restated - Note 21)
		2002	2001	2000
Cash derived from (used for)
Operating activities
Net profit (loss) for the period		$(1,938,277)	$(2,523,069)	$7,237
Items not requiring use of cash
Depreciation and amortization		(89,207)	73,978	8,089
Loss on disposition of fixed assets		--	--	--
Goodwill impairment		1,059,377	(45,246)	--
Minority interest		--	(138,941)	--
Cumulative translation adjustment		43,494	4,214	3,811
Changes in non-cash working capital items
Accounts receivable		(539,508)	2,471,097	(3,748,190)
Prepaid expenses and deposits		1,100,993	(1,600,127)	(29,300)
Inventories		134,163	286,838	(1,244,642)
Subscriptions receivable		--	406,434	(3,812)
Advances on inventory purchase		--	--	102,511
Accounts payable and accrued		(495,768)	(715,805)	2,661,350
		(724,733)	(1,780,627)	(2,242,946)
Financing activities
Issuance of shares for cash		--	(406,434)	5,264,000
Net gain on acquisition		--	--	3,333,103
Capital contributed		79,917	--	--
Management fees payable		--	(158,505)	(35,720)
Payable on acquisition		--	(518,590)	518,590
Bank loans		60,460	(183,797)	1,579,202
Long-term debt		(23,289)	(363)	306,138
Deferred liabilities, pension		--	--	212,562
Loans from related parties		562,061	(120,457)	(394,641)
		679,149	(1,388,146)	10,783,234
Investing activities
Fixed assets acquired		112,818	(55,215)	(5,809,083)
Intangible assets		--	--	(102,681)
Goodwill		--	--	(1,206,554)
Investment in Hongkang		--	--	(532,044)
Short-term investment		--	2,530,348	(1,354,293)
Deposits on proposed acquisitions		--	--	1,824,924
		112,818	2,475,133	(7,179,731)
Cash, increase (decrease)
during the period		67,234	(693,640)	1,360,557
Cash, beginning of period		473,513	1,131,049	308,154
Cash, end of period		$540,747	$437,409	$1,668,711

See Accompanying Notes and Independent Auditors' Report

	T.Z.F. INTERNATIONAL INVESTMENTS, INC.
	(A Nevada Corporation)
	Consolidated Statement of Changes in Stockholders' Equity
	From Date of Inception on September 15, 1998 to December 31, 2002

	Number of		Additional	Total	Retained	Cumulative	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustment	Equity

9/25/98 issuance of common
stock for cash	1,000,000	1,000	1,500	2,500			2,500
Net loss for the year ended December 31, 1998					(1,115)		(1,115)
Balance, December 31, 1998	1,000,000	1,000	1,500	2,500	(1,115)		1,385
2/17/99 issuance of common
stock for cash	600,000	600	59,400	60,000			60,000
Net loss for the year ended December 31, 1999					(7,515)		(7,515)
Balance, December 31, 1999	1,600,000	1,600	60,900	62,500	(8,630)		53,870
4/30/00 cancellation of
common stock and
transfer of par value to
paid-in capital (note 1)	(1,000,000)	(1,000)	1,000
Balance, April 30, 2000
before forward split	600,000	600	61,900	62,500	(8,630)		53,870

05/15/00 10 to 1 forward split	6,000,000	600	61,900	62,500	(8,630)		53,870
05/15/00 issuance of common
stock for services	250,000	25	252,375	252,400			252,400
05/15/00 issuance of common
stocks for the BC Company	18,451,843	1,845	5,351,087	5,352,932			5,352,932
7/4/00 issuance of common
stock for cash	340,000	34	343,216	343,250			343,250
9/30/00 issuance of common
stock for cash	615,466	62	621,286	621,348			621,348
10/19/00 issuance of common
stock for cash	10,000	1	10,999	11,000			11,000
11/19/00 issuance of common
stock for cash	230,000	23	252,977	253,000			253,000
12/28/00 issuance of common
stock for debt	10,000,000	1,000	4,999,000	5,000,000			5,000,000
Net profit for the year ended December 31, 2000					(749,965)		(749,965)
Negative goodwill - gain on
acquisition TZF Jiangsu - note 1			3,333,103	3,333,103			3,333,103
Cumulative translation						4,383	4,383
Balance, December 31, 2000	35,897,309	3,590	15,225,943	15,229,533	(758,595)	4,383	14,475,321
1/1/01 capital contributed			177,946	177,946			177,946
12/31/01 capital contribution adjustment			(158,505)	(158,505)			(158,505)
12/31/01 cancellation of common stock	(398,804)	(40)	(406,394)	(406,434)			(406,434)
Net profit for year ended December 31, 2001					(1,077,531)		(1,077,531)
Cumulative translation						604	604
Balance, December 31, 2001	35,498,505	3,550	14,838,990	14,842,540	(1,836,126)	4,987	13,011,401
9/30/02 capital contribution adjustment			354,440	354,440			354,440
7/14/02 cancellation of common stock (Note 12)	(5,400,000)	(540)	(3,483,331)	(3,483,871)			(3,483,871)
12/31/02 capital contribuiton adjustment			79,917	79,917			79,917
Net profit (loss) for year ended December 31, 2002					(2,764,851)		(2,764,851)
Cumulative translation						50,114	50,114
Balance, December 31, 2002	30,098,505	3,010	11,790,016	11,793,026	(4,600,977)	55,101	7,247,150

See Accompanying Notes and Independent Auditors' Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

December 31, 2002

(In U.S. Dollars)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on September 15, 1998, as Sabai Sabai Enterprises, Corp., and on May 25, 2000, changed its name to T.Z.F. International Investments, Inc.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIESPrinciples of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, T.Z.F. International Herbs Investment Inc. ("The BC Company), Tianan Investment Limited (and its wholly-owned subsidiary Tianan Pharmacy (Xiamen) Co. Ltd.) ("Tianan"), TZF International Herbs (Jiangsu) Co. Ltd. ("TZF Jiangsu" and Shenzhen Tianzhifu Network Technology Ltd. ("Shenzhen TZF Net"). All intercompany transactions and balances have been eliminated.

Basis of presentation

These consolidated financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States ("USGAAP).

Development stage company

The consolidated financial statements of the Company to December 31, 2001 were prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises", which included cumulative figures for the statement of operations and cash flows from the date of inception on September 15, 1998 to December 31, 2001. Commencing January 1, 2002, the Company is not considered to still be a development stage company and, accordingly, the figures from date of inception are not disclosed for the current year or in the comparative figures.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Office equipment	- 20% per annum on the declining balance basis
Leasehold improvement	- allocated on a straight-line basis over the term of lease
Vehicles	- 30% per annum on the declining balance basis
Computer equipment	- 30% per annum on the declining balance basis
Buildings	- 4.75% per annum on the straight-line basis
Mechanical devices	- 19% per annum on the straight-line basis
Electronic devices	- 19% per annum on the straight-line basis
Shipping devices	- 19% per annum on the straight-line basis
Other devices	- 19% per annum on the straight-line basis

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

Foreign currency translation

The functional currency of the parent Company T.Z.F. International Investments, Inc. is the United States Dollar and of T.Z.F. International Herbs Investment Inc. is the Canadian Dollar, Tiana Pharmacy (Xiamen) Co. Ltd, T.Z.F. International Herbs (Jiangsu) Co. Ltd. and Shenzhen Tianzifu Network Technology Ltd. are in Chinese Yuan. The reporting currency on a consolidated basis is the United States Dollar.

The assets, liabilities, and operations of the Company are expressed in the functional currency of the Company in United States Dollars. Operations of the subsidiary, T.Z.F. International Herbs Investment Inc. are in Canadian Dollars and in conformity with US GAAP they are translated into the reporting currency, the United States Dollar.

Monetary assets and liabilities are translated at the current rate of exchange. .

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

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:
		Year Ended
		December 31,
	2002	2001

Balance, Beginning of year	$4,987	$4,383
Change during the year	50,114	604

Balance, End of year	$55,101	$4,987

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd) Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

Inventories

The inventories are recorded at the lower of cost or market. As at December 31, 2002 the inventories total $1,421,945 (December 31, 2001 - $1,989,871) (see note 6)

Revenue Recognition

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

Segmented Information

The Company's identifiable assets as at December 31, 2002, on a consolidated basis, are located in the following countries:

Canada	$30,104
China	13,480,408
United States	107,325
$13,617,837

Note 3. CASH AND CASH EQUIVALENTS - $540,747

The total for cash and equivalents as at December 31, 2002, is made up as follows:
		TZF US		The BC		TZF	Shenzhen
		Company		Company	Tianan	Jiangsu	TZF Net	Total
Petty cash	$		$		$223	$21,794	$120	$22,137
Cash in trust				160				160
Cash in bank		107,325		7,984	354,490	13,657	25,315	508,771
Short-term deposits						9,679		9,679
Total		$107,325		$8,144	$354,713	$45,130	$25,435	$540,747

Note 4. ACCOUNTS RECEIVABLE

The accounts receivable balance as at December 31, 2002, is made up as follows:
		TZF US		The BC		TZF	Shenzhen
		Company		Company	Tianan	Jiangsu	TZF Net	Total
Accounts receivable, trade	$		$		$288,415	$1,024,344	$447	$1,313,206
Accounts receivable, Canadian GST				2,526				2,526
Short-term loans					754,180			754,180
Accounts receivable, other						143,834	753,254	897,088
Total		$0		$2,526	$1,042,595	$1,168,178	$753,701	$2,967,000

Note 5. PREPAID EXPENSES AND DEPOSITS

The balance of prepaid expenses and deposits as at December 31, 2002, is made up as follows:
	The BC				Shenzhen
	Company		Tianan		TZF Net	Total
Rental deposits	$5,418	$		$		$5,418
Prepaid to Beijing Zhong Buo for website development						0
Prepaid new medicine application fees			481,308			481,308

Total	$5,418		$481,308		$0	$486,726

Note 6. INVENTORIES

The inventories as at December 31, 2002, are made up as follows:
		The BC		TZF		Shenzhen
		Company	Tianan	Jiangsu		TZF Net	Total
Raw materials	$		$11,020	$215,073	$		$226,093
Packaging materials			10,509	167,025			177,534
Finished products			191,607	415,288			606,895
Other				93,591		317,832	411,423
Total		$0	$213,136	$890,977		$317,832	$1,421,945

Note 7. FIXED ASSETS

The totals for fixed assets and accumulated depreciation as at December 31, 2002, are made up as follows:

(a) Fixed asset Schedule by Category

	The BC				TZF		Shenzhen
Cost	Company		Tianan		Jiangsu		TZF Net	Total
Computer equipment	$14,364	$		$		$		$14,364
Office equipment	14,286							14,286
Property, plant and equipment	49,810		2,334,558		5,830,404		220,488	8,435,260
Subtotal	78,460		2,334,558		5,830,404		220,488	8,463,910
Deduct: Cost of assets
disposed of	(26,994)							(26,994)
Total	$51,466		$2,334,558		$5,830,404		$220,488	$8,436,916
Accumulated Depreciation
Computer equipment	7,953							7,953
Office equipment	6,681							6,681
Property, plant and equipment	22,816		843,237		125,956		30,949	1,022,958
Total	37,450		843,237		125,956		30,949	1,037,592
Net Book Value
Computer equipment	6,411							6,411
Office equipment	7,605							7,605
Property, plant and equipment			1,491,321		5,704,448		189,539	7,385,308
Total	$14,016		$1,491,321		$5,704,448		$189,539	$7,399,324
Fixed Assets		Additions /		Accumulated	Net
	Balance	(Deductions)	Balance	Depreciation &	Balance
	12/31/01	2002	12/31/02	Amortization	12/31/02
Tianan	2,341,865	(7,307)	2,334,558	843,237	1,491,321
TZF Jiangsu	4,697,028	1,133,376	5,830,404	125,956	5,704,448
Shenzhen TZF Net	100,072	120,416	220,488	30,949	189,539
BC Company	86,101	(7,641)	78,460	37,450	41,010
Acquisition during the year	7,225,066	1,238,844	8,463,910	1,037,592	7,426,318
Deduct: Cost of assets
disposed of -- BC Company		(26,994)	(26,994)		(26,994)
Total	7,225,066	1,211,850	8,436,916	1,037,592	7,399,324

Accumulated Depreciation and Amortization
		Depreciation
	Balance	and Amortization	Balance
	12/31/01	2002	12/31/02
Tianan	$712,566	$130,671	$843,237
TZF Jiangsu	32,884	93,072	125,956
ShenZhen TZF Net	15,347	15,602	30,949
BC Company	28,456	8,994	37,450
Total	$789,253	$248,339	$1,037,592

Note 8. GOODWILL

As at December 31, 2002, goodwill is made up as follows:
		Shenzhen
	Tianan	TZF Net	Total
Goodwill on acquisitions	$147,177	$1,059,377	$1,206,554
Deduct: Goodwill impairment
in year ended December 31, 2002	--	(1,059,377)	(1,059,377)
	$147,177	$0	$147,177

The goodwill will be evaluated at each reporting period as to any possible impairment. The anticipated earnings of Tianan justify the goodwill of $147,177. Based on FAS-142, par. 18, goodwill is not amortized and is tested for impairment at a level of reporting referred to as a reporting unit. Accordingly, the goodwill incurred by Shenzhen TZF Net of $1,059,377 is written off in the year ended December 31, 2002 as goodwill impairment.

Note 9. INTANGIBLE ASSETS

Summary of Intangible Assets
			Write Down by
			reduction in issued
	Balance		Common Shares	Balance
	12/31/01		-- (b) Below	12/31/02
Deferred costs -- (a) Below	$100,560	$		$100,560
Technology rights	4,038,229		(3,483,871)	554,358
Total	$4,138,789		$(3,483,871)	$654,918

(a) Deferred Costs

As at December 31, 2002, deferred costs are as follows:
			Shenzhen
		Tianan	TZF Net	Total
Website development - to be amortized over 30 months
after completion of the Website	$		$67,809	$67,809
New product development costs		32,751		32,751
		$32,751	$67,809	$100,560

(b) Technology RightsBy agreement dated December 15, 1999, Shenzhen Hengyunda Enterprises Co. Ltd. of P.R. China agreed to sell and assign certain information and rights relating to a series of products known as the Snow Lotus Tea series products to the BC Company.

The BC Company agreed to pay consideration of $4,038,229 for acquisition of these assets, through the issuance of 6,000,000 Common Shares which were valued for purposes of the acquisition at a price of CAD$1.00 per share, for total consideration of CAD$6,000,000 (US$4,038,229).

As at July 14, 2002 the technology rights have been reevaluated by management resulting in a write down of the technology rights by $3,483,871 (CAD$5,400,000) and a return to treasury of 5,400,000 Common Shares previously issued for this technology and, accordingly, a reduction in issued capital stock of par value of $540 and a reduction in additional paid in capital of $3,483,331. The vendors of the technology are to retain 600,000 Common Shares.

Note 10. ACCOUNTS PAYABLE AND ACCRUED

Details of the total of accounts payable and accrued as at December 31, 2002, are as follows:
	TZF US	The BC		TZF	Shenzhen
	Company	Company	Tianan	Jiangsu	TZF Net	Total
A/P, trade	$4,693	$12,211	$29,798	$1,104,435	$62,591	$1,213,728
Accrued payroll			9,257	59,056	62,522	130,835
Taxes payable			36,092	98,027	53,308	187,427
Other payables			63,499	364,917	1,243,838	1,672,254
Total	$4,693	$12,211	$138,646	$1,626,435	$1,422,259	$3,204,244

Note 11. RELATED PARTY TRANSACTIONS

The amount of $1,099,540 represents loans to the Company from related parties as at December 31, 2002, is unsecured, non interest bearing, with no specific terms of repayment.

Note 12. BANK LOANS

Details of bank loans as at December 31, 2002, are as follows:

a) TZF Jiangsu

As at December 31, 2002, TZF Jiangsu has bank loans, as follows, secured by its assets:
		Principal
Period of	Chinese	Equivalent to	Interest
Loan	RMB	US$	Rate/Monthly
Industries and Commerce Bank of Jianhu, China
8/6/02-8/5/03	9,560,000	1,155,985	0.57525%

(b) TZF Xiamen

As at December 31, 2002, TZF Tianan has bank loans, as follows, secured by its assets:

			Principal
	Period of	Chinese	Equivalent to	Interest
	Loan	RMB	US$	Rate/Monthly
Fujian Xingye Bank, Xiamen, China
	7/25/02 - 7/24/02	4,500,000	544,136	0.48675%

Management of the company proposes to apply for renewal of these loans prior to their due date.

Summary of the above Bank loans payable at December 31, 2002:
			TZF
	Tianan		Jiangsu	Total
Fujian Xingye Bank, Xiamen, China	$544,136	$		$544,136
Industries and Commerce Bank of Jianhu, China			1,155,985	1,155,985

Total	$544,136		$1,155,985	$1,700,121

Note 13. LONG-TERM LIABILITIES

a) The long-term debt of $154,220 represents unsecured, non-interest bearing long-term accounts payable owing by Second Pharmacy, with payment deferred.

b) The deferred liabilities of $212,562 for pensions apply to Tianan.

Note 14. INCOME TAXES

(a) The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 2001, disclosing no income taxes payable to the US Internal Revenue Service.

(b) The BC Company has filed Federal Income Tax Returns for the years ended December 31, 1999, 2000 and 2001. To December 31, 2001, the BC Company had a total loss of CAD$1,203 (equivalent to US$776).

(c) The income tax incurred for the Chinese subsidiary companies is of $26,143.

(d) No deferred tax is recorded as an asset at December 31, 2002 as it is offset by a provision, due to uncertainty of utilization of the tax losses.

Note 15. LEASE OBLIGATIONS

Lease of Premises

The Company entered into a lease for offices with Burrard International Holdings Inc. for two years for monthly rent and costs of CAD$3,059, that commenced on September 1, 2002. The last months rent of CAD$5,690 is due at the time of signing. This amount has been paid and is recorded as prepaid expense and deposit as at December 31, 2002.

Commitment for future lease payments is as follows:

Year Ending
December 31	Total
2003	$36,708
2004 (8 months)	$24,472

Note 16. PENSION AND EMPLOYMENT LIABILITIES

The Company has liabilities which are deferred as at December 31, 2002, for pension, post-employment benefits or post-retirement benefits in Tianan in the amount of $212,562. This liability is unchanged from December 21, 2000. The parent company and other subsidiary companies, (except for Tianan) do not have any liabilities for pensions and related costs.

Note 17. LAWSUITS (See Note 20 - Subsequent Events)

a) Expediter Sales Ltd. ("Expediter") v. the BC Company

There is a claim filed against the BC Company by Expediter alleging a breach of contract and misrepresentation. Expediter is seeking damages for alleged loss of profits, loss of business and goodwill, misrepresentation, set-up expenses and the alleged wrongful use of Expediter's name, and an injunction to prevent the BC Company from selling of a herbal tea in Canada. The BC Company terminated the contract of Expediter for non-performance and has, accordingly, counterclaimed against Expediter for outstanding debts unpaid by Expediter. No provision has been made in these financial statements for any potential costs or contingent assets relating to this matter as the results of the claim and counterclaim are not determinable at this time.

b) Canadian Freightways Limited v. Expediter Sales Ltd. (Expediter") and the BC Company

Canadian Freightways Limited has commenced a Small Claims action against Expediter for unpaid shipping invoices. Expediter added the BC Company as a third party. The amount claimed is $4,299.17.

Note 18. OPERATIONS OF SUBSIDIARY COMPANIES

Details of the operating figures for the Company and the four subsidiary companies for the year ended December 31, 2002, extracted from the applicable financial statements of those companies, are as follows:
		TZF US	The BC		TZF	Shenzhen
		Company	Company	Tianan	Jiangsu	TZF Net	Total
Revenue
Sales	$		$6,429	$1,168,031	$2,661,916	$41,657	$3,878,033
Cost of sales				500,811	1,919,307	27,731	2,447,849
Gross profit			6,429	667,220	742,609	13,926	1,430,184
Other income (expense)			(14,186)	15,361		25,774	26,949
			(7,757)	682,581	742,609	39,700	1,457,133
Selling expenses				142,876	435,138	303,774	881,788
Administrative costs		26,283	23,982	234,747	489,518	184,652	959,182
Depreciation and amortization			8,994	130,671	93,072	15,602	248,339
Loss on disposition of
capital assets			26,994				26,994
Goodwill impairment						1,059,377	1,059,377
Bad debts		8,826	599,217		77,598	334,520	1,020,161
		35,109	659,187	508,294	1,095,326	1,897,925	4,195,841
Profit (loss) before
income taxes		(35,109)	(666,944)	174,287	(352,717)	(1,858,225)	(2,738,708)
Income taxes				26,143			26,143
Net profit (loss)
for the period		$(35,109)	$(666,944)	$148,144	$(352,717)	$(1,858,225)	$(2,764,851)

Note 19. AMENDMENT OF PRIOR YEARS' OPERATIONS

The previously issued financial statements for the years ended 2000 and 2001, respectively, have been amended by the following bad debt write offs:

Summary of Accounts Receivable Write Offs, determined in 2002 as
Uncollectible, and applied to the year of Revenue Relating to Those Accounts

	2001	2000
The BC Company	$579,278	$596,042
Tianan	--	167,489
TZF Jiangsu	120,919	399,033
Shenzhen TZF Net	610,272	--
TZF US Company	--	--
Total	$1,310,469	$1,162,564

The financial statements of preceding years have been restated as follows:

Amendment of Accounts Receivable
	Year Ended December 31,
	2001	2000
Balance, in previous financial statements	$4,069,810	$5,204,977
Deduct: Amendment by accumulated
write off as bad debts	2,473,033	1,162,564
Accounts receivable as amended	$1,596,777	$4,042,413

Amendment of Expenses
	Year Ended December 31,
	2001	2000
Total expenses, in previous financial statements	$2,060,271	$795,492
Add: Amendment by write off bad debts
in 2001 and 2000, known in 2002	1,310,469	1,162,564
Total expenses, as amended	$3,370,740	$1,958,056

Amendment of Net Profit (Loss)
	Year Ended December 31,
	2001	2000
Net profit for the year, in previous financial statements	$232,938	$412,599
Amendment by write off bad debts in 2001
and 2000, known in 2002	(1,310,469)	(1,162,564)
Net profit (loss) as amended	$(1,077,531)	$(749,965)

Amendment of Basic Profit (Loss) per Share
	Year Ended December 31,
	2001	2000
Basic loss per share, in previous financial statements	$(0.01)	$(0.02)
Increase in loss per share due to amendment of prior
years financial statements for bad debt expenses	(0.02)	(0.02)
Amended basic profit (loss) per share	$(0.03)	$(0.04)

Amendment of Retained Earnings

(a) Previously Reported Figures
	Year Ended December 31,
	2001	2000
Balance, in previous financial statements
at beginning of year (deficit)	$403,969	$(8,630)
Net profit in the year in previous financial statements	232,938	412,599
Balance in previous financial statements at end of year	636,907	403,969

(b) Amended Figures

Amended balance, at beginning of year (deficit)	$(758,595)	$(8,630)
Amended Net Profit (Loss) in the year	(1,077,531)	(749,965)
Amended balance at end of year (deficit)	(1,836,126)	(758,595)

Note 20. SUBSEQUENT EVENTS

The Company is subsequently negotiating settlement of the lawsuits as outlined in Note 17 (above).

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:
Name	Age	Tenure
Xin Chen	40	President, Chairman and a Director since February 1999
Chung Yu	43	Director since February 1999
Qing Liu	48	Director since February 1999
Hong Li	42	Director since February 2000
Henry Sun	43	Director since August 2002
Rui Rong Zhang	40	Chief Financial Officer since August 2002

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

Biographical Information of Directors and Executive Officers follows:

Xin Chen.

Mr. Chen is a founding director and President and Chairman of the board of directors of the Company. Presently, Mr. Chen is also the Chairman, President and CEO of Xin Hai Group and the Chairman of its subsidiaries Ningbo Success Information Industry Co Ltd. and Shanghai New Star Real Estate Development Co., Ltd. Ningbo Success Information Industry Co., Ltd., is listed on the Shen Zhen Stock Exchange in China Mr. Chen is also the honorary Dean of the Finance Faculty and visiting professor at JiangXi Finance University and a visiting professor at the Beijing Commerce University.

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

Qing Liu.

Mr. Liu is a founding director of the Company. From 1995 to 1999, Mr. Liu was the Chairman and President of Beijing T.Z.F. Commerce and Trade Group, Chairman of the Board of Directors of Beijing YoungHeng Advertising Company, President of Beijing Kai Huan medicine manufacturing company, and the President of Beijing Zhong Jia Yi Medical and Pharmaceutical Technology Development Company. Mr. Liu is the honorary Chairman of the S.T.A.U.N.C.H. (The Society for Therapeutic Alternatives Using Natural Chinese Healing Methods) Foundation in Canada and a committee member of the Chinese Business Association of Canada.

Hong Li.

Mr. Li is a director of the Company, and is involved with introducing investors from Asia. Mr. Li was the Secretary of the Board of Directors of Shenzhen Tianyuan Industry, Inc. Mr. Li was also the Vice President of Hainan HengTai Group, Ltd, a Shanghai Stock Exchange listed company. Presently, Mr. Li is a director of ShenZhen Xinhai Industrial & Trading, Ltd., and is a director and CEO of Ningbo Success Information Industry Co. Ltd.

Henry Sun.

Mr. Sun is a new director of the Company since last August. He has more than twenty years of experience in trading, banking, high-tech investment and consulting. He is currently a member of the Board of Directors for TRM Corporation of Portland, OR, USA, a company traded on NASDAQ, a member of the Advisory Board of Jefferson Banks, Inc. of Pennsylvania, and a member of the Board of Directors for Newark Symphony and Chairman of its Marketing Committee.

Rui Rong Zhang.

Mr. Zhang is the Chief Financial Officer of the Company and is in charge of the Company's financial operations in China. He had more than ten years of intensive auditing and accounting experience both in governmental agencies and private companies before join the company in 2002.

Compliance with Section 16(a) of the Exchange Act

The Company's officers and directors, with the exception of Dr. Sun and Mr. Zhang, have each filed an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5.

ITEM 10. EXECUTIVE COMPENSATION.

There are no compensations for any directors and officers of the Company, except Mr. Qing Liu who has a management fee of $2,500 Cdn. per month.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2002, the stock ownership of each executive officer and director of T.Z.F. International Investments, Inc., of all executive officers and directors as a group, and of each person known by T.Z.F. International Investments, Inc. to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any options, warrants or other rights to acquire additional securities of T.Z.F. International Investments, Inc., except as may be otherwise noted.

Name and Address	Number of Shares Owned Beneficially	% of Class Owned
Xin Chen (1) 4/F, Chaoshan Building No.8 Dong Men Nan Road	13,800,000 (3)	49.31%
Chung Yu (1) 10100 Francis Road Richmond BC V6J 5E7	1,050,000 (3)	3.75%
Qing Liu (1) #211-8680 Lansdowne Road Richmond BC V6X 1B9	1,062,256	3.80%
Hong Li (1) 41-6171 Azure Road Richmond BC V7C 2P3	20,000	0
Henry Sun 1201 Market St., Suite1600 Wilmington, Delaware 19801 USA	0	0
Rui Rong Zhang 4/F, Chaoshan Building No.8 Dong Men Nan Road Shenzhen, China 518001	0	0
All directors and executive officers (5 persons)	15,932,256	56.93%

(1) The person listed is an officer, a director, or both, of the Company.

  500,000 shares are held by Wei Tang, Mr. Chen's spouse, and he may be considered the beneficial owner of these.
  50,000 shares are held by Ai Hong Gao, Mr. Yu's spouse, and he may be considered the beneficial owner of these.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 20002, the Company had outstanding loans from related parties totaling $1,099,540 owed to Mr. Xin Chen. These amounts are unsecured, non-interest bearing obligations, with no specific terms of repayment.

During the fiscal year ending December 31, 2002, Mr. Xin Chen, Chairman of the Board of the Company, advanced a total of approximately $5,500,000 on the behalf of the Company.

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

(a) Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

By: /S/ XIN CHEN

Xin Chen, President and Chairman

By: /S/ CHUNG YU

Chung Yu, a Director

By: /S/ HONG LI

Hong Li, a Director

By: /S/ HENRY SUN

Henry Sun, a Director

By: /S/ QING LIU

Qing Liu, a Director

By: /S/ RUIRONG ZHANG

Ruirong Zhang, Chief Financial Officer

Date: April 15 , 2003

Exhibit 99.1

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Xin Chen, certify that:

1. I have reviewed this annual report on Form 10-KSB of T.Z.F. International Investments, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 15, 2003	By:/S/ XIN CHEN Xin Chen, President, Chief Executive Officer, and a Director

Exhibit 99.2

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rui Rong Zhang, certify that:

1. I have reviewed this annual report on Form 10-KSB of T.Z.F. International Investments, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 15, 2003	By: /S/ RUIRONG ZHANG Ruirong Zhang, Chief Executive Officer