Form 10QSB
period 2003-03-31
TZF INTERNATIONAL INVESTMENTS INC
filed 2003-05-22
CIK 1116350

THIS FORM 10-QSB IS THE SUBJECT OF A FORM 12B-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly year ended  March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  000-31353

T.Z.F. INTERNATIONAL INVESTMENTS, INC.
(Exact Name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0404186 (I.R.S. Employer Identification No.)

1218-1030 West Georgia Street, Vancouver, BC Canada V6E 2Y3
(Address of principal executive offices)

604.682.3818
(Issuer's telephone number)

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 30,098,505 common shares issued and outstanding as of May 1, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DISCLOSURE

To: The Shareholders of T.Z.F. International Investments, Inc.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

MOEN AND COMPANY

CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower	Telephone:	(604)662-8899
701 West Georgia Street	Fax:	(604)662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders

T.Z.F. International Investments, Inc.

(A Nevada Corporation)

We have reviewed the accompanying Consolidated Balance Sheets of T.Z.F. International Investments, Inc. (A Nevada Corporation) as of March 31, 2003 and March 31, 2002, and the Consolidated Statements of Operations, Retained Earnings, Cash Flows and Changes in Stockholders' Equity for the three month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the America Institute of Public Accountants. All information included in these financial statements is the representation of the management of T.Z.F. International Investments, Inc.

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

"Moen and Company"

Chartered Accountants

Vancouver, British Columbia, Canada

May 12, 2003

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Consolidated Balance Sheets

March 31, 2003 and March 31, 2002

(In US Dollars)

(Unaudited)
	2003	2002
Assets
Current Assets
Cash and cash equivalents (note 3)	$408,356	$389,436
Accounts receivable (note 4)	2,979,472	3,862,582
Prepaid expenses and deposits (note 5)	5,247	2,227,110
Inventories, at lower cost or market (note 6)	1,447,919	2,117,601
TOTAL CURRENT ASSETS	4,840,994	8,596,729

Fixed Assets (note 7)	7,318,691	6,518,558
Intangible Assets (note 9)	609,766	4,135,052
Goodwill, at cost (note 8)	147,177	1,206,554
TOTAL ASSETS (Pledged as security for bank loans - Note 12)	$12,916,628	$20,456,893

Liabilities and Stockholders' Equity
Current Liabilities
Bank loans - secured (note 12)	$1,700,121	$1,784,764
Accounts payable and accrued (note 10)	3,154,955	2,385,467
Due to related parties, unsecured, non interest
bearing, with no specific terms of repayment (note 11)	996,718	314,706
TOTAL CURRENT LIABILITIES	5,851,794	4,484,937

Long-term Liabilities
Long-term debt (note 13)	140,024	254,219
Deferred liabilities - pensions (note 16)	11,987	212,562
	152,011	466,781

Minority interest	463,929	--
Stockholders' Equity
Capital stock
Authorized
100,000,000 common shares at $0.0001 par value
Issued
30,098,505 common shares (2001 - 35,897,309 shares) - par value	3,010	3,550
Paid in capital in excess of par value of stock	12,002,578	14,838,990
Retained earnings	(5,622,877)	657,648
Cumulative translation adjustment (note 2)	66,183	4,987
	6,448,894	15,505,175

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,916,628	$20,456,893

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Consolidated Statements of Operations

(In US Dollars)

(Unaudited)

	Quarter Ended
	March 31,
	2003	2002

Revenue
Sales	$792,326	$1,048,750
Cost of sales	506,048	696,099
	286,278	352,651
Other income	6,569	11,376
	292,847	364,027
Expenses
Selling expenses	816,590	110,194
Financial expenses	30,534
Administration Costs	352,663	145,297
Depreciation	80,633	87,795
Amortization of intangible assets	45,152
	1,325,572	343,286

Profit (loss) before income taxes	(1,032,725)	20,741
Income taxes (note 14)	8,922	--
Net profit (loss) from operations	(1,041,647)	20,741
Minority interest	(19,747)	--
Net profit (loss) for the period	$(1,021,900)	$20,741
Basic profit per share	$(0.03)	$0.00
Diluted profit per share, excluding anti-dilution effects on loss per share	$(0.03)	$0.00
Weighted average number of common shares used to compute profit per share
Basic	30,098,505	35,498,505
Diluted	40,388,512	45,788,512

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Consolidated Statements of Retained Earnings (Deficit)

(In US Dollars)

(Unaudited)
	Quarter Ended
	March 31,
	2003	2002

Retained earnings (deficit), beginning of period	$(4,600,977)	$636,907

Net profit (loss) for the period	(1,021,900)	20,741

Retained earnings (deficit), end of period	$(5,622,877)	$657,648

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Consolidated Statements of Cash Flows

(In US Dollars)

(Unaudited)

	Quarter Ended
	March 31,
	2003	2002

Cash derived from (used for)
Operating activities
Net profit (loss) for the period	$(1,021,900)	$20,741
Items not requiring use of cash
Depreciation	80,633	87,795
Amortization of intangible assets	45,152
Cumulative translation	11,082	--
Minority interest	463,929	--
Changes in non-cash working capital items
Accounts receivable	(12,472)	207,228
Prepaid expenses and deposits	481,479	(133,685)
Inventories	(25,974)	(127,730)
Accounts payable and accrued	(49,289)	73,149
	(27,360)	127,498
Financing activities
Long-term debt	(14,196)	(14,771)
Deferred liabilities - pensions	11,987	--
Due to related parties	(102,822)	6,105
	(105,031)	(8,666)
Investing activities
Fixed assets acquired	--	(166,805)
Intangible assets	--	--
	--	(166,805)
Cash, increase (decrease) during the period	(132,391)	(47,973)
Cash, beginning of period	540,747	437,409
Cash, end of period	$408,356	$389,436

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Consolidated Statement of Changes in Stockholders' Equity

From Date of Inception on September 15, 1998 to March 31, 2003

(Unaudited)
	Number of Common Shares	Par Value	Additional Paid-in Capital	Total Capital Stock	Retained Earnings (Deficit)	Cumulative Translation Adjustment	Total Stockholders' Equity

9/25/98 issuance of common stock for cash	1,000,000	1,000	1,500	2,500			2,500
Net loss for year ended December 31, 1998					(1,115)		(1,115)
Balance, December 31, 1998	1,000,000	1,000	1,500	2,500	(1,115)		1,385
2/17/99 issuance of common stock for cash	600,000	600	59,400	60,000			60,000
Net loss for year ended December 31, 1999					(7,515)		(7,515)
Balance, December 31, 1999	1,600,000	1,600	60,900	62,500	(8,630)		53,870
4/30/00 cancellation of common stock and transfer of par value to paid-in capital	(1,000,000)	(1,000)	1,000
Balance, April 30, 2000 before forward split	600,000	600	61,900	62,500	(8,630)		53,870
05/15/00 10 to 1 forward split	6,000,000	600	61,900	62,500	(8,630)		53,870
05/15/00 issuance of common stock for services	250,000	25	252,375	252,400			252,400
05/15/00 issuance of common stocks for the BC Company	18,451,843	1,845	5,351,087	5,352,932			5,352,932
7/4/00 issuance of common stock for cash	340,000	34	343,216	343,250			343,250
9/30/00 issuance of common stock for cash	615,466	62	621,286	621,348			621,348
10/19/00 issuance of common stock for cash	10,000	1	10,999	11,000			11,000
11/19/00 issuance of common stock for cash	230,000	23	252,977	253,000			253,000
12/28/00 issuance of common stock for debt	10,000,000	1,000	4,999,000	5,000,000			5,000,000
Net profit (loss) for year ended December 31, 2000 - as restated					(749,965)		(749,965)
Negative goodwill - gain on acquisition TZF Jiangsu			3,333,103	3,333,103			3,333,103
Cumulative translation adjustment						4,383	4,383
Balance, December 31, 2000	35,897,309	3,590	15,225,943	15,229,533	(758,595)	4,383	14,475,321
1/1/01 capital contributed			177,946	177,946			177,946
12/31/01 capital contribution adjustment			(158,505)	(158,505)			(158,505)
12/31/01 cancellation of common stock	(398,804)	(40)	(406,394)	(406,434)			(406,434)
Net profit (loss) for year ended December 31, 2001 - as restated					(1,077,531)		(1,077,531)
Cumulative translation adjustment						604	604
Balance, December 31, 2001	35,498,505	3,550	14,838,990	14,842,540	(1,836,126)	4,987	13,011,401
9/30/02 capital contribution adjustment			354,440	354,440			354,440
7/14/02 cancellation of common stock (Note 9(b))	(5,400,000)	(540)	(3,483,331)	(3,483,871)			(3,483,871)
12/31/02 capital contribution adjustment			79,917	79,917			79,917
Net profit (loss) for year ended December 31, 2002					(2,764,851)		(2,764,851)
Cumulative translation adjustment						50,114	50,114
Balance, December 31, 2002	30,098,505	3,010	11,790,016	11,793,026	(4,600,977)	55,101	7,247,150
3/31/2003 capital contribution adjustment			212,562	212,562			212,562
Net profit (loss) for the period ended March 31, 2003					(1,021,900)		(1,021,900)
Cumulative translation adjustment						11,082	11,082
Balance, March 31, 2003	30,098,505	3,010	12,002,578	12,005,588	(5,622,877)	66,183	6,448,894

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

March 31, 2003
(In U.S. Dollars)

(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on September 15, 1998, as Sabai Sabai Enterprises, Corp., and on May 25, 2000, changed its name to T.Z.F. International Investments, Inc.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, T.Z.F. International Herbs Investment Inc. ("The BC Company), Tianan Investment Limited (and its wholly-owned subsidiary Tianan Pharmacy (Xiamen) Co. Ltd.) ("Tianan"), TZF International Herbs (Jiangsu) Co. Ltd. ("TZF Jiangsu") and Shenzhen Tianzifu Network Technology Ltd. ("TZF Shenzhen"). All intercompany transactions and balances have been eliminated.

Basis of presentation

These consolidated financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States ("USGAAP").

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

March 31, 2003
(In U.S. Dollars)

(Unaudited)

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

March 31, 2003
(In U.S. Dollars)

(Unaudited)

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

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

March 31, 2003
(In U.S. Dollars)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Foreign currency translation (Cont'd)

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

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

	Three Months Ended
	March 31,
	2003	2002

Balance, Beginning of period	$55,101	$4,987
Change during the period	11,082

Balance, End of period	$66,183	$4,987

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

March 31, 2003
(In U.S. Dollars)

(Unaudited)

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

Inventories

The inventories are recorded at the lower of cost or market. As at March 31, 2003 the inventories total $1,447,919 (March 31, 2002 - $2,117,601) (see note 6)

Revenue Recognition

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

Segmented Information

The Company's identifiable assets as at March 31, 2003, on a consolidated basis, are located in the following countries:

Canada	$582,242
China	12,332,834
United States	1,552
$12,916,628

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

March 31, 2003
(In U.S. Dollars)

(Unaudited)

Note 3. CASH AND CASH EQUIVALENTS - $408,356

The total for cash and equivalents as at March 31, 2003, is made up as follows:

	TZF US	The BC		TZF	TZF
	Company	Company	Tianan	Jiangsu	Shenzhen	Total
Total	$1,552	$5,914	$321,157	$51,819	$27,914	$408,356

Note 4. ACCOUNTS RECEIVABLE

The accounts receivable balance as at March 31, 2003, is made up as follows:

	TZF US	The BC		TZF	TZF
	Company	Company	Tianan	Jiangsu	Shenzhen	Total
Accounts receivable, trade	$0	$4,364	$321,503	$954,605	$170	$1,280,642
Accounts receivable, other	0	0	759,252	144,733	794,845	1,698,830
Total	$0	$4,364	$1,080,755	$1,099,338	$795,015	$2,979,472

Note 5. PREPAID EXPENSES AND DEPOSITS

The balance of prepaid expenses and deposits as at March 31, 2003 is made up as follows:

	The BC		TZF
	Company	Tianan	Shenzhen	Total
Total	$5,247	$0	$0	$5,247

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

March 31, 2003
(In U.S. Dollars)

(Unaudited)

Note 6. INVENTORIES

The inventories as at December 31, 2002, are made up as follows:

	The BC		TZF	TZF
	Company	Tianan	Jiangsu	Shenzhen	Total
Total	$0	$211,970	$912,169	$323,780	$1,447,919

Note 7. FIXED ASSETS

The totals for fixed assets and accumulated depreciation as at March 31, 2003, are made up as follows:

(a) Fixed Asset Schedule by Category
	The BC Company	Tianan	TZF Jiangsu	TZF Shenzhen	Total
Cost
Computer equipment	$14,364	$	$		$$14,364
Office equipment	14,286				14,286
Property, plant and equipment	22,816	2,334,558	5,830,404	220,488	8,408,266
Total	$51,466	2,334,558	5,830,404	220,488	8,436,916
Accumulated Depreciation
Computer equipment	8,914				8,914
Office equipment	7,400				7,400
Property, plant and equipment	22,816	864,359	174,316	40,420	1,101,911
Total	39,130	864,359	174,316	40,420	1,118,225
Net Book Value
Computer equipment	5,450				5,450
Office equipment	6,886				6,886
Property, plant and equipment	0	1,470,199	5,656,088	180,068	7,306,355
Total	$12,336	$1,470,199	$5,656,088	$180,068	$7,318,691

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

March 31, 2003
(In U.S. Dollars)

(Unaudited)

(b) Fixed Asset Schedule by Company
Fixed Assets	Balance	Additions /(Deductions)	Balance	Accumulated Depreciation &Amortization	Net Balance

	01/01/2003	01/01-03/31	03/31/03		12/31/02
Tianan	$2,334,558	$0	$2,334,558	$864,359	$1,470,199
TZF Jiangsu	5,830,404	0	5,830,404	174,316	5,656,088
TZF Shenzhen	220,488	0	220,488	40,420	180,068
BC Company	51,466	0	51,466	39,130	12,336
Total	$8,436,916	$0	$8,436,916	$1,118,225	$7,318,691

Accumulated Depreciation and Amortization
	Balance	Depreciation and Amortization	Balance

	01/01/2003	01/01-03/31	03/31/2003
Tianan	$843,237	$21,122	$864,359
TZF Jiangsu	125,956	48,360	174,316
TZF Shenzhen	30,949	9,471	40,420
BC Company	37,450	1,680	39,130
Total	$1,037,592	$80,633	$1,118,225

Note 8. GOODWILL

As at March 31, 2003, goodwill is made up as follows:

		TZF
	Tianan	Shenzhen	Total
Goodwill on acquisitions	$147,177	$1,059,377	$1,206,554
Deduct: Goodwill impairment
in year ended December 31, 2002	--	(1,059,377)	(1,059,377)
Balance as at March 31, 2003	$147,177	$0	$147,177

The goodwill will be evaluated at each reporting period as to any possible impairment. The anticipated earnings of Tianan justify the goodwill of $147,177. Based on FASB-142, par. 18, goodwill is not amortized and is tested for impairment at a level of reporting referred to as a reporting unit. Accordingly, the goodwill incurred by TZF Shenzhen of $1,059,377 was written off in the year ended December 31, 2002 as goodwill impairment. There is no goodwill impairment during the first quarter of 2003.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

March 31, 2003
(In U.S. Dollars)

(Unaudited)

Note 9. INTANGIBLE ASSETS

Summary of Intangible Assets
	Balance	Depreciation (First Three	Balance

	01/01/2003	Months of 2003)	03/31/2003
Deferred costs - (a) Below	$100,560	$45,152	$55,408
Technology rights - (b) Below	554,358	0	554,358
Total	$654,918	$45,152	$609,766

(a) Deferred Costs

As at March 31, 2003, deferred costs are as follows:

	Tianan	ShenzhenShenzhen	First Quarter of 2003	Balance 03/31/2003

Website development - to be amortized over 30 months after completion of the Website		$$67,809	$26,712	$41,097
New product development costs	32,751		18,440	14,311
	$32,751	$67,809	$45,152	$55,408

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

March 31, 2003
(In U.S. Dollars)

(Unaudited)

Note 9. INTANGIBLE ASSETS (Cont'd)

(b) Technology Rights

By agreement dated December 15, 1999, Shenzhen Hengyunda Enterprises Co. Ltd. of P.R. China agreed to sell and assign certain information and rights relating to a series of products known as the Snow Lotus Tea series products to the BC Company.

The BC Company agreed to pay consideration of $4,038,229 for acquisition of these assets, through the issuance of 6,000,000 Common Shares, which were valued for purposes of the acquisition at a price of CAD$1.00 per share, for total consideration of CAD$6,000,000 (US$4,038,229).

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

Note 10. ACCOUNTS PAYABLE AND ACCRUED

Details of the total of accounts payable and accrued as at March 31, 2003, are as follows:

	TZF US Company	The BC Company	Tianan	TZF Jiangsu	TZF Shenzhen	Total

Total	$1,290	$8,770	$201,460	$1,695,728	$1,247,707	$3,154,955

Note 11. RELATED PARTY TRANSACTIONS

The amount of $996,718 represents loans to the Company from related parties as at March 31, 2003, is unsecured, non interest bearing, with no specific terms of repayment.

Note 12. BANK LOANS

Details of bank loans as at March 31, 2003, are as follows:

a) TZF Jiangsu

As at March 31, 2003, TZF Jiangsu has bank loans, as follows, secured by its assets:

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

March 31, 2003
(In U.S. Dollars)

(Unaudited)

Note 12. BANK LOANS (Cont'd)
		Principal
	Period of	Chinese	Equivalent to	Interest
	Loan	RMB	US$	Rate/Monthly
Industries and Commerce Bank of Jianhu, China	8/6/02-8/5/03	9,560,000	1,155,985	0.57525%

b) TZF Tianan

As at March 31, 2003, TZF Tianan has bank loans, as follows, secured by its assets:

		Principal
	Period of	Chinese	Equivalent to	Interest
	Loan	RMB	US$	Rate/Monthly
Fujian Xingye Bank, Xizmen, China	7/25/02 - 7/24/03	4,500,000	544,136	0.48675%

Management of the company proposes to apply for renewal of these loans prior to their due date.

Summary of the above Bank loans payable at March 31, 2003:

		TZF
	Tianan	Jiangsu	Total
Fujian Xingye Bank, Xiamen, China	$544,136		$$544,136
Industries and Commerce Bank of Jianhu, China		1,155,985	1,155,985
Total	$544,136	$1,155,985	$1,700,121

Note 13. LONG-TERM LIABILITIES

The long-term debt of $140,024 represents unsecured, non-interest bearing long-term accounts payable owing by Second Pharmacy, with payment deferred.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

March 31, 2003
(In U.S. Dollars)

(Unaudited)

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

(c) The income tax incurred for the Chinese subsidiary company -- Tianan is of $8,922.

(d) No deferred tax is recorded as an asset at March 31, 2003 as it is offset by a provision, due to uncertainty of utilization of the tax losses.

Note 15. LEASE OBLIGATIONS

Lease of Premises

The Company entered into a lease for offices with Burrard International Holdings Inc. for two years for monthly rent and costs of CAD$3,059, that commenced on September 1, 2002. The last months rent of CAD$5,690 is due at the time of signing. This amount has been paid and is recorded as prepaid expense and deposit as at March 31, 2003.

Commitment for future lease payments is as follows:

Three months
Ended March 31	Total
01/04/03-12/31/03	$27,531
2004 (8 months)	$24,472

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

March 31, 2003
(In U.S. Dollars)

(Unaudited)

Note 16. PENSION AND EMPLOYMENT LIABILITIES

The Company has liabilities which are deferred as at March 31, 2003, for pension, post-employment benefits or post-retirement benefits in TZF Shenzhen in the amount of $11,987. The Company recorded $212,562 for pension, post-employment benefits or post-retirement benefits in Tianan, and Management has determined that there is no further obligation for this amount and, accordingly, the amount has been added to additional Paid in Capital during the quarter ended March 31, 2003.

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

March 31, 2003
(In U.S. Dollars)

(Unaudited)

Note 18. OPERATIONS OF SUBSIDIARY COMPANIES

Details of the operating figures for the Company and the four subsidiary companies for the quarter ended March 31, 2003, extracted from the applicable financial statements of those companies, are as follows:

	TZF US Company	The BC Company	Tianan	TZF Jiangsu	TZF Shenzhen	Total

Revenue
Sales	$0	$0	$275,815	$513,683	$2,828	$792,326
Cost of sales	0	0	103,167	400,248	2,633	506,048
Gross profit		0	172,648	113,435	195	286,278
Other income (expense)		0	3,845	2,724	0	6,569
		0	176,493	116,159	195	292,847
Selling expenses			672,803	94,176	49,611	816,590
Administrative costs	16,298	172,030	40,693	115,926	7,716	352,663
Financial expenses	111	49	6,785	23,624	(35)	30,534
Depreciation and amortization		1,680	21,122	48,360	9,471	80,633
Amortization on intangible assets			18,440		26,712	45,152
	16,409	173,759	759,843	282,086	93,475	1,325,572

Profit (Loss) before income taxes	(16,409)	(173,759)	(583,350)	(165,927)	(93,280)	(1,032,725)
Income taxes			8,922			8,922

Net profit (loss) from operations	(16,409)	(173,759)	(592,272)	(165,927)	(93,280)	(1,041,647)
Minority interest					(19,747)	(19,747)

Net profit (loss) for the period	$(16,409)	$(173,759)	$(592,272)	$(165,927)	$(73,533)	$(1,021,900)

Note 19. SUBSEQUENT EVENTS

A settlement between the Company and Expediter regarding both of the lawsuits outlined in Note 17 was completed and a Consent Dismissal Order formally terminating the claim has been filed with the court.

The Company paid Expediter the sum of $142,000 (CAD$200,000), without admitting liability, to avoid the cost, expense and uncertainty involved with proceeding to trial on these lawsuits.

Item 2. Management's Discussion and Analysis.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", and "TZF" mean T.Z.F. International Investments, Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

General

We, through our four subsidiaries in China and Canada, manufacture, market and distribute pharmaceutical and health food products, including Japonica capsules and Bear Bile capsules. Through our medical manufacturing plant located in Jiangsu Province, we produce both pharmaceutical active ingredients and pharmaceutical preparations including chemically combined pharmaceutical active ingredients, tablets, capsules, syrups, infusion solutions and tincture solutions. Through plant located in the Torch High Tech Development Zone of Xiamen, China, we manufacture Chinese herbal medicine products which are sold in China.

Results of Operations for the Three-Month Periods ended March 31, 2003 and March 31, 2002

Assets and Liabilities

Our consolidated assets decreased $7,540,265 from $20,456,893 as at March 31, 2002 to $12,916,628 as at March 31, 2003, reflecting a decrease in current assets of $3,755,735 and goodwill write off of $1,059,377 at December 31, 2002. Also, $481,330 of prepaid expenses and deposits were written off at March 31, 2003 due to the loss of the advanced payment by one of our subsidiaries, Tianan, to some farmers, who grew Linzhi, the raw material for one of the Tianan's key products, because of the bad weather (the reason for the advanced payment to the Linzhi farm is to reduce the purchase cost of the raw material from the market) and some unrecoverable receipts because of the rebate in sales in year 2001.

We had deferred liabilities of $212,562 in our subsidiary, Tianan, for pension and related benefits that were accumulated to December 21, 2000, the date of acquisition, and unchanged as at December 31, 2002. However, our management has determined that there is no further liability and has added this amount to paid in capital. There is $11,987 of pension and related benefit liabilities in our ShenZhen subsidiary as at March 31, 2003.

Our debt-to-total-capital ratio was 46% at March 31, 2003 versus 24% at March 31, 2002, assuming that the deferred liabilities are treated as debt. Accordingly, the debt-to-total-capital ratio is calculated defining "debt" as short term borrowing (current liabilities), long term debt and deferred liabilities. Total capital is defined as debt, plus stockholders' equity. The debt ratio has increased during this quarter because of the decreased assets resulting from the above mentioned write-offs.

Goodwill And Intangible Assets

The goodwill will be evaluated on a continuous basis as to any possible impairment. In the opinion of our management, the operations of Tianan justify the goodwill of $147,177. And goodwill of ShenZhen of $1,059,377 was written off as a test for goodwill impairment as at the year ended December 31, 2002, following FASB-142, revealed that the goodwill had been impaired and should be written down by $1,059,377. Other intangible assets, represented by deferred costs and technology rights, that net $609,766 as at the period ended March 31, 2003, will also continue to be evaluated periodically, in subsequent reporting periods.

Minority Interest

TZF Shenzhen originally had 90% interest in TZF Health Foods Co. Ltd., a Chinese company co., specializing in marketing health food products. The minority interest of TZF Health Foods Co. Ltd. was increased since January, 2003 due to the increase of the contributed capital from $120,919 (RMB1,000,000) to $1,209,190 (RMB10,000,000) and consequently the minority shareholders' interest increased to $463,929 presenting 40% of the total shares of TZF Health Foods Ltd.

Sales and Net Loss

The consolidated net loss was $1,021,900 for the quarter ended March 31, 2003 as compared to a net profit of $20,741 for the quarter ended March 31, 2002. Sales for the three-month period ended March 31, 2003 were $792,326, compared to $1,048,750 for the three-month period ended March 31, 2002 representing a 24% decrease.

The decrease of the sales was due to the process of being certified by Goods Manufacture Practic for the two pharmaceutical companies, which affected the normal operations and increased the cost of production and other expenses. However, being certified by Goods Manufacture Practic will strengthen the competitive ability, increase the efficiency and quality of the production, and most importantly Goods Manufacture Practic certification is a must for all the manufactures of medicines products in China.

Since inception through March 31, 2003, we have incurred aggregate net losses of $(5,622,877) million. The losses were primarily incurred as a result of the write-offs in goodwill as the goodwill impairment, the write-offs of the bad debts or account receivables, and the increased operating cost due to the regulatory requirements in China. We believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses.

Cost of sales and Operating Expenses

Total operating costs were $1,325,572 for the quarter ended March 31, 2003 and $343,286 for the quarter ended March 31, 2002. The total operating costs increased from 33% of sales in the quarter ended March 31, 2002 to 167% of sales in the quarter ended March 31, 2003, mainly due to the increase of the expenses related to the GMP approval and increasing competition in the market. Also, $481,330 of prepaid expenses and deposits were written off at March 31, 2003 and we incurred $45,152 of amortization of intangible assets in the quarter ended March 31, 2003.

Sales & Marketing

Our sales and marketing costs consist primarily of office costs, wages and salaries and lease expenses in sales departments, advertising and promotion, and unrecoverable advances to customers. Total costs were $816,590 and $110,194 for the three-month periods ended March 31, 2003 and March 31, 2002 respectively, representing an increase of $706,396 or 641%.

The increase of $706,396 in sales and marketing expense is a result of recording the loss of the advanced payment of $481,330 as the prepaid expenses, writing-off the rebate amount in sales and increasing the cost of promotion and marketing at March 31, 2003.

General and Administrative

Our general and administrative costs consist primarily of wages and salaries, lease expenses, travel expenses, union fees, training fee, in administrative departments. General and administrative costs were $352,663 and $145,297 for the three month periods ended March 31, 2003 and March 31, 2002 respectively, representing an increase of $207,366 or 143% in our general and administrative costs.

The increase of $207,366 in general and administrative costs between the three-month periods ended March 31, 2003 and 2002, is a result of the renovation of office space for TZF Shenzhen, the increase in wages and salaries, travel expenses and the training cost because of the increase of employees in TZF Health Food Co. Ltd.

Depreciation and Amortization

Our depreciation and amortization expense consist primarily of depreciation of property, plant and equipment in subsidiary companies in China. Depreciation and amortization expenses were $125,785 and $87,795 for the three month periods ended March 31, 2003 and March 31, 2002 respectively, representing an increase of $37,990 or 43%.

The increase of $37,990 in depreciation and amortization expenses between the three-month periods ended March 31, 2003 and 2002, is a result of the reduction of total depreciation and amortization period therefore the increase of quarterly amount of depreciation and amortization, and also of the zero amortization and amortization consideration in the same period of 2002 because of the temporary stop of the production due to the renovation of that period.

Liquidity and Capital Resources

As of March 31, 2003, we had $408,356 in cash and cash equivalents and a working capital deficiency of $1,010,800. Working capital, represented by current assets less current liabilities, decreased in the first quarter of 2003 by $423,313.

Our working capital ratio was 0.8:1 at March 31, 2003 and 1.9:1 at March 31, 2002. The quick ratio represented by the total of cash and cash equivalents and accounts receivable, versus total current liabilities (excluding amounts due to related parties), was 0.7:1 at March 31, 2003 and 1.02:1 at March 31, 2002.

Operating Activities

Our operating activities resulted in net cash outflows of $27,360 for the quarter ended March 31, 2003 as compared to net cash inflows of $127,498 for the quarter ended March 31, 2002.

The operating cash outflows for the quarter ended March 31, 2003 resulted from the repayment of debt to related parties of $102,822. Cash decreased by $132,391 during the first quarter, from $540,747 at December 31, 2002 to $408,356 at March 31, 2003.

Cash flow for the comparative quarter ended March 31, 2002 of $127,498 was utilized for operations, $166,805 used for investing activities, and $8,666 utilized in financing activities. Cash decreased by $47,973 during the quarter, from $437,409 at December 31, 2001, to $389,436 at March 31, 2002.

Investing Activities

There was no investing activities for the quarter ended March 31, 2003. Investing activities resulted in net cash outflows of $166,805 for the three-month period ended March 31, 2002 and funds were invested in the purchase of fixed assets of $166,805 for the quarter ended March 31, 2002.

Financing Activities

Financing activities resulted in net cash outflows of $102,822 for the three month period ended March 31, 2003 which represents the repayment of debt to related parties of $102,822. Financing activities for the quarter ended March 31, 2002 reflect mainly the repayment of long-term debt of $14,771. We have current bank loans of $1,700,121 at March 31, 2003 as compared to bank loans of $1,784,764 at March 31, 2002.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on the revenues from the sales of products manufactured by our subsidiaries, Tianan and TZF Jiangsu, and upon the sales of the products of other brands..

Our management believes there will be some increase in the revenue of sales of our own products due to the qualification of the Good Manufacturing Practice and the integration of the sales force in Tianan and TZF Jiangsu. Also, we anticipate that new revenue will be generated from TZF Health Foods Co. Ltd., which is focusing on marketing imported health food products with a plan of setting up a series of over-the-counter, nation-wide outlets, within the next 12 months.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception which are likely to continue for the foreseeable future. Even if we were to receive additional revenues beyond the revenues which we expect will be generated from our continuing operations we anticipate that we will have negative cash flows during the year ended December 31, 2003. Management projects that we will require an additional $3,650,000 to $4,120,000 to fund our ongoing operating expenses, working capital requirements and extinguish our debt for the next twelve months, broken down as follows:

Estimated Funding Required During the Next Twelve Months
Operating expenses
Sales and Marketing	$2,000,000 - $2,200,000
General and Administrative	$350,000 - $400,000
Research and Development	$150,000 - $200,000
Capital Expenditures	$250,000 - $300,000
Working capital	$800,000 - $900,000
Debt
Repayment of debt plus interest	$100,000 - $120,000
Total	$3,650,000 - $4,120,000

As at March 31, 2003, we had a working capital deficiency of $1,010,800, the majority of which consisted of the loan from our principal shareholder and which we can negotiate to a longer repayment term. We do not anticipate that we will have to incur any additional capital expenditures during the year ended December 31, 2003 other than as projected above. If we are able to generate our anticipated revenues of $3,800,000 over the next twelve months, then we will require $320,000 to satisfy our budgeted expenses as set forth above. We anticipate that we will have to raise additional cash of a minimum of $600,000 no later than September 30, 2003, to provide us with approximately $800,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2002, our independent chartered accountants included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have had negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We have estimated that we will require between $3,650,000 and $4,120,000 to carry out our business plan in the next twelve months, and we may need to raise additional funds to:

- support our planned rapid growth and carry out our business plan, which includes our acquisition and market expansion plans,

- develop new products,

- increase our marketing efforts,

- acquire complementary businesses,

- respond to regulatory requirements, and

- respond to competitive pressures or unanticipated requirements.

Although our Chairman, Mr. Xin Chen, has previously provided substantial funds to assist in completion of acquisitions, and has indicated a willingness and ability to provide some additional funds to us in the future until we are in a position to raise funds from external sources, he is not obligated to provide additional funds in the future and there is no assurance that he will be able to do so.

Likewise, there is no assurance that we will be able to raise funds from external sources when we seek to do so. We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available it may not be available on terms that are favourable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased.

We have a history of losses and fluctuating operating results which raise substantial doubt about our ability to continue as a going concern.

We were formed in December, 1998, and have minimal operating history or revenues from operations. On April 30, 2000, we acquired all of the issued and outstanding stock of TZF International Herbs Investment, Inc, and in December, 2000, we acquired Tian'an Pharmacy, TZF International Herbs (Jiangsu) Co, Ltd., and ShenZhen Tianzifu Network Technology, Ltd. Although several of the entities acquired by us have established a profitable operating history, there is no assurance we will be able to successfully manage and integrate their operations or that such entities will continue to be profitable.

Since inception through March 31, 2003, we have incurred aggregate net losses of $(5,622,877). Our loss from operations for the fiscal year ended December 31, 2002 was $(1,938,277). We also incurred a loss from operations for each of the years ended December 31, 2001 and 2000. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that revenues will increase, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

If we lose one or more of our senior management, we may be unable to successfully operate our business or consolidate the operations of our subsidiaries.

Our success will depend to a significant degree upon the ability of our senior management personnel to integrate and consolidate the operations of our various subsidiaries. It will also depend to a significant degree on our ability to retain and integrate a substantial number of the management personnel previously employed by our subsidiaries. Significant disruption in our operations would occur if we are not able to retain our senior management personnel and to fully integrate and develop cooperation between the separate management personnel of each of our subsidiaries. We do not currently have employment contracts with any of our senior management personnel. As a result, those persons could elect to terminate their employment at any time.

We are subject to substantial regulations in North America and China and if we are unable to comply with and receive approval for our current and future products, then our ongoing business operations may be adversely affected.

There are substantial regulations applicable to the import and export of goods and relating to advertising and sale of food products or over-the-counter medicines both in North America and in China. We believe that we currently have all of the necessary permits to manufacture and sell our existing products in China. However, as we seek to develop new products and to expand our marketing and distribution networks both in China and in North America, we are likely to encounter additional regulations. Although we intend to comply with all applicable governmental regulations in every country in which we conduct operations, there is no assurance that we will be able to do so. There is also no assurance that the applicable regulations in the various countries in which we seek to operate will be consistent. Finally, there is no assurance that we will have the resources necessary to comply with certain regulations such as those required to seek approval to sell certain of our products in the U.S., Canada, or other countries as over-the-counter medicine. The process of obtaining approval for sale of any product as an over-the-counter medicine is extremely expensive and time-consuming.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete will depend upon our ability to obtain patents, obtain exclusive rights to patents, maintain trade secret protection and operate without infringing upon the proprietary rights of third parties. The measures we take to protect the products, technologies and other intellectual property rights are currently based upon a combination of patent and trade secret laws, but may not be adequate to prevent their unauthorized use. We will continue to use such methods in the future. The laws of foreign countries may provide inadequate protection of our intellectual property rights. There can be no assurance that our efforts will be successful or that competitors will not develop functionally equivalent or superior products or technology that does not infringe our patents or trade secrets. Accordingly, we may be vulnerable to competitors which develop competing products or competing technology, whether independently, or as a result of acquiring access to our trade secrets. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our products.

Substantially all of our assets, all of our directors and a majority of our officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and a majority of our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

We will be required to expend significant funds on research and development, and if we do not sufficient funds to conduct such research and development, then we may not be able to develop new products and our revenues may be adversely affected.

We will be required to expend significant amounts of money on research and development expenses in order to develop new products and improve the market acceptance of our existing products. There is no assurance that we will have sufficient capital to fund all desired research and development activities or that the research and development activities we do conduct will lead to the creation of new products.

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

Until recently, the Chinese health food market (including manufacturing as well as wholesale and retail distribution and sales) has not been open to foreign investors and we do not believe that there are currently any national chain stores or other national outlets for the distribution and sale of Chinese health food products in all regions of China. However, we believe that the domestic China health food market will open to foreign competition soon after China joins the World Trade Organization. As a result, we anticipate that many large foreign competitors are likely to seek to enter the Chinese market in the near future. The expected increase in foreign competition, combined with competition from both existing and newly established domestic entities, will make the Chinese health food market extremely competitive. We hope to create a competitive edge for ourselves in China by quickly establishing a large distribution network for our health food products. We have obtained government approval to establish health food counters in up to 200 department stores in China and up to 50 pharmacy stores in the province of Shanxi, as well as approvals to establish up to 20 pharmaceutical and health food sales centers and up to 60 health food stores for sale of both Chinese and North American products. There is no assurance that we will be able to complete our expansion plans or that we will be able to compete effectively in China against both domestic and foreign competition. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our ability to generate revenues and successfully operate our business.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our technology, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Since there is no public market for our common stock, investors and shareholders may find it difficult or impossible to sell shares of our common stock.

At the present time, there is no public market for our common stock and there is no assurance that a market will develop in the future. Although we intend to take steps to have its shares approved for trading on the OTC Bulletin Board, there is no assurance that it will be successful. Even if a market should develop in the future, there is no assurance that it will be maintained. Thus, persons who purchase our common stock may find it to be difficult or impossible to liquidate their investment, because of the lack of a market or the difficulty in maintaining a market. There is currently no person or entity which is obligated to make or maintain a market in our shares.

If consumers and persons in the healthcare industry do not accept our products, then our ability to generate revenues and our ongoing business operations may be adversely affected.

Many Chinese health food products are not currently widely used outside of China. There is no assurance that our products, if approved for sale in the North American market and other countries as either food products or over-the-counter medicines, will achieve market acceptance. The extent of acceptance of our products by consumers and by persons in the healthcare industry will depend upon a number of factors, including, but not limited to, recognition of the efficacy of the product, product availability, brand name recognition, the availability and cost of competitive products, relative safety and efficacy of competitive products, and the like. There is no assurance that our products will be successful in achieving market acceptance as either a food product or as an over-the-counter medicine.

If we are unable to obtain product liability insurance to protect against product liability claims, we may be reluctant to commercialize and sell new products.

Testing and proposed commercialization of food products and human therapeutic products involves inherent risk of product liability claims and associated adverse publicity. There can be no assurance that we will be able to obtain or maintain sufficient insurance coverage on acceptable terms with coverage which is adequate to provide us with necessary protection. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, could prevent or inhibit the commercialization of our potential products.

If we are unable to manufacture our products at a competitive cost, then our ability to generate revenues and our ongoing business operations may be adversely affected.

Our ability to commercialize our products will depend upon our ability to manufacture such products, either directly or through third parties, at a competitive cost and in accordance with any applicable regulatory requirements. Our products must be manufactured in commercial quantities at an acceptable cost and with sufficient quality, consistency, purity and stability to make them marketable. If we are unable to make manufacture our products in sufficient quantities and at a competitive cost, either in our own manufacturing facilities or through contracting with third parties, we would have a material adverse affect upon our business and potential profitability.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Expediter Sales Ltd.

Expediter Sales Ltd. commenced a lawsuit on October 12, 2000 in the Supreme Court of British Columbia (Action No. S005446) against our wholly-owned subsidiary, T.Z.F. International Herbs Investment Inc., alleging breach of contract and misrepresentation. Expediter is seeking damages for alleged loss of profits, loss of business and goodwill, misrepresentation, set-up expenses and the alleged wrongful use of Expediter's name, and an injunction to prevent our subsidiary from selling herbal tea in Canada. Our subsidiary terminated the Expediter contract for non-performance and has, accordingly, counterclaimed against Expediter for outstanding debts unpaid by Expediter. No provision has been made in these financial statements for any potential costs or contingent assets relating to this matter as the results of the claim and counterclaim are not determinable at this time.

Canadian Freightways Limited

Canadian Freightways Limited has commenced a lawsuit in the Small Claims Court of British Columbia against Expediter for unpaid shipping invoices. Expediter has third partied our wholly-owned subsidiary, T.Z.F. International Herbs Investment Inc., into the lawsuit claiming that we are responsible for such shipping costs. The amount being claimed by Canadian Freightways is $4,299.17.

In May, 2003, we entered into a settlement with Expediter regarding these two lawsuits whereby we agreed to pay $142,000 (CAD$200,000), without admitting liability, in exchange for the dismissal of these lawsuits. We agreed to settle these lawsuits to avoid the costs and uncertainty of proceeding to a trial of these lawsuits.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

No reports on Form 8-K were filed for the quarter ended March 31, 2003.

Exhibits Required by Item 601 of Regulation S-B

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation, or succession

2.1 Agreement for Share Exchange (incorporated by reference form our Registration Statement on Form 10-SB filed, on August 21, 2000).

2.2 Stock Purchase Agreement (incorporated by reference form our Registration Statement on Form 10-SB filed, on August 21, 2000).

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation as Amended (incorporated by reference form our Registration Statement on Form 10-SB filed, on August 21, 2000).

3.2 Bylaws (incorporated by reference form our Registration Statement on Form 10-SB filed, on August 21, 2000).

(4) Instruments Defining The Rights of Security Holders Including Indentures

4.1 Specimen Common Stock Certificate (incorporated by reference form Registration Statement on Form 10-SB filed, on August 21, 2000).

(21) Subsidiaries of our Company

ShenZhen Tianzifu Network Technology, Ltd.

T.Z.F. International Herbs Investment, Inc.

T.Z.F. International Herbs (Jiangsu) Co., Ltd.

Tian'an Pharmacy (Xiamen) Co., Ltd.

(99) Additional Exhibits

99.1 Section 906 Certification.

99.2 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

By:

/s/ Xin Chen

Xin Chen, President and Chairman
(Principal Executive Officer)

Date: May 21, 2003

By:

/s/ Ruirong Zhang

Ruirong Zhang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 21, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Xin Chen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of T.Z.F. International Investments, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

/s/ Xin Chen

Xin Chen

President ,Chief Executive Officer and Director

(Principal Executive Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rui Rong Zhang, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of T.Z.F. International Investments, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

Rui Rong Zhang

Rui Rong Zhang

Chief Financial Officer

(Principal Financial Officer)