Form 10QSB
period 2003-06-30
TZF INTERNATIONAL INVESTMENTS INC
filed 2003-08-19
CIK 1116350

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly year ended  June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 27,982,469 common shares issued and outstanding as of August 19, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. It is the opinion of our management that the interim financial statements for the quarter ended June 30, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

MOEN AND COMPANY

CHARTERED ACCOUNTANTS
PO Box 10129
1400 IBM Tower	Telephone:	(604)662-8899
701 West Georgia Street	Fax:	(604)662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders

T.Z.F. International Investments, Inc.

(A Nevada Corporation)

We have reviewed the accompanying Consolidated Balance Sheets of T.Z.F. International Investments, Inc. (A Nevada Corporation) as of June 30, 2003 and June 30, 2002, and the related Consolidated Statements of Operations, Retained Earnings, Cash Flows and Changes in Stockholders' Equity for the six month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the America Institute of Public Accountants. All information included in these financial statements is the representation of T.Z.F. International Investments, Inc.

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

/s/ Moen and Company

Chartered Accountants

Vancouver, British Columbia, Canada

August 12, 2003

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Consolidated Balance Sheets

June 30, 2003 and June 30, 2002

(In US Dollars)

(Unaudited)
	2003	2002
Assets
Current Assets
Cash and cash equivalents (note 3)	$912,361	$259,191
Accounts receivable (note 4)	2,688,171	3,466,685
Prepaid expenses and deposits (note 5)	7,065	1,702,675
Inventories, at lower cost or market (note 6)	1,553,786	1,779,742
TOTAL CURRENT ASSETS	5,161,383	7,208,293

Fixed Assets (note 7)	6,773,007	6,716,586
Intangible Assets (note 9)	602,276	4,125,109
Long-term investment (Note 20)	604,595	--
Goodwill, at cost (note 8)	147,177	1,206,554

TOTAL ASSETS (Pledged as security for bank loans - Note 12)	$13,288,438	$19,256,542

Liabilities and Stockholders' Equity
Current Liabilities
Bank loans - secured (note 12)	$1,700,121	$1,035,066
Accounts payable and accrued (note 10)	2,609,840	2,353,009
Due to related parties, unsecured, non interest
bearing, with no specific terms of repayment (note 11)	2,606,292	560,552

TOTAL CURRENT LIABILITIES	6,916,253	3,948,627

Long-term Liabilities
Long-term debt (note 13)	128,779	214,208
Deferred liabilities - pensions (note 16)	11,987	212,562
	140,766	426,770
Minority interest (Note 19)	272,074	--

Stockholders' Equity
Capital stock
Authorized
100,000,000 common shares at $0.0001 par value
Issued
27,982,469 common shares (2002 - 35,498,505 shares) - par value	2,798	3,550
Paid in capital in excess of par value of stock	12,002,790	14,838,990
Retained earnings	(5,893,469)	33,618
Cumulative currency translation adjustment (note 2)	(152,774)	4,987
	5,959,345	14,881,145
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,288,438	$19,256,542
Approved on behalf of the board:
, Director

, Director

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Consolidated Statements of Operations

(In US Dollars)

(Unaudited)
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenue
Sales	$841,103	$1,022,919	$1,633,429	$2,071,669
Cost of sales	595,104	529,507	1,101,152	1,225,606
Gross profit	245,999	493,412	532,277	846,063
Gross profit percentage	29.25%	48.24%	32.59%	40.84%
Other income (expense)	30,480	(17,915)	37,049	(6,539)
	276,479	475,497	569,326	839,524
Expenses
Selling expenses	284,180	185,928	619,440	296,122
Financial expenses	29,354	--	59,888	--
Administration Costs	192,532	148,113	545,195	293,410
Depreciation	76,667	162,139	157,300	249,934
Amortization of intangible assets	7,490	--	52,642	--
Bad debts	--	601,408	481,330	601,408
	590,223	1,097,588	1,915,795	1,440,874
Profit (loss) before income taxes	(313,744)	(622,091)	(1,346,469)	(601,350)
Income taxes (note 14)	--	1,939	8,922	1,939
Net profit (loss) from operations	(313,744)	(624,030)	(1,355,391)	(603,289)
Minority interest	(43,152)	--	(62,899)	--
Net profit (loss) for the period	$(270,592)	$(624,030)	$(1,292,492)	$(603,289)
Basic profit (loss) per share	$(0.01)	$(0.02)	$(0.05)	$(0.02)
Diluted profit (loss) per share, excluding
anti-dilution effects on loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.01)
Weighted average number of
common shares used to
compute profit (loss) per share
Basic	27,982,469	35,498,505	27,982,469	35,498,505
Diluted	38,272,476	45,788,512	38,272,476	45,788,512

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Consolidated Statements of Retained Earnings (Deficit)

(In US Dollars)

(Unaudited)
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Retained earnings (deficit),
beginning of period	$(5,622,877)	$657,648	$(4,600,977)	$636,907

Net profit (loss) for the period	(270,592)	(624,030)	(1,292,492)	(603,289)

Retained earnings (deficit),
end of period	$(5,893,469)	$33,618	$(5,893,469)	$33,618

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Consolidated Statements of Cash Flows

(In US Dollars)

(Unaudited)
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Cash derived from (used for)
Operating activities
Net profit (loss) for the period	$(270,592)	$(624,030)	$(1,292,492)	$(603,289)
Items not requiring use of cash
Depreciation	76,667	162,139	157,300	249,934
Amortization of intangible assets	7,490		52,642
Cumulative currency translation adjustment	(218,957)	--	(207,875)	--
Minority interest	(191,855)	--	272,074	--
Changes in non-cash working capital items
Accounts receivable	291,301	395,897	278,829	603,125
Prepaid expenses and deposits	(1,818)	524,435	479,661	390,750
Inventories	(105,867)	337,859	(131,841)	210,129
Accounts payable and accrued	(545,115)	(32,458)	(594,404)	40,691
	(958,746)	763,842	(986,106)	891,340

Financing activities
Long-term debt	(11,245)	(40,011)	(25,441)	(54,782)
Bank loans		(749,698)		(740,779)
Deferred liabilities - pensions		--	11,987	--
Due to related parties	1,609,574	245,846	1,506,752	251,951
	1,598,329	(543,863)	1,493,298	(543,610)

Investing activities
Fixed assets disposal (acquired)	469,017	(350,224)	469,017	(525,948)
Intangible assets		--		--
Long-term investment	(604,595)	--	(604,595)	--
	(135,578)	(350,224)	(135,578)	(525,948)

Cash, increase (decrease)
during the period	504,005	(130,245)	371,614	(178,218)

Cash, beginning of period	408,356	389,436	540,747	437,409

Cash, end of period	$912,361	$259,191	$912,361	$259,191

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Consolidated Statement of Changes in Stockholders' Equity

From Date of Inception on September 15, 1998 to June 30, 2003

(Unaudited)
	Number of		Additional	Total	Retained	Cumulative	Total
	Common	Par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustment	Equity

9/25/98 issuance of common
stock for cash	1,000,000	$1,000	$1,500	$2,500			$2,500
Net loss for year ended December 31, 1998					$(1,115)		(1,115)
Balance, December 31, 1998	1,000,000	1,000	1,500	2,500	(1,115)		1,385
2/17/99 issuance of common stock for cash	600,000	600	59,400	60,000			60,000
Net loss for year ended December 31, 1999					(7,515)		(7,515)
Balance, December 31, 1999	1,600,000	1,600	60,900	62,500	(8,630)		53,870
4/30/00 cancellation of common stock
and transfer of par value to paid-in capital	(1,000,000)	(1,000)	1,000
Balance, April 30, 2000
before forward split	600,000	600	61,900	62,500	(8,630)		53,870

05/15/00 10 to 1 forward split	6,000,000	600	61,900	62,500	(8,630)		53,870
05/15/00 issuance of common stock for services	250,000	25	252,375	252,400			252,400
05/15/00 issuance of common
stocks for the BC Company	18,451,843	1,845	5,351,087	5,352,932			5,352,932
7/4/00 issuance of common stock for cash	340,000	34	343,216	343,250			343,250
9/30/00 issuance of common stock for cash	615,466	62	621,286	621,348			621,348
10/19/00 issuance of common stock for cash	10,000	1	10,999	11,000			11,000
11/19/00 issuance of common stock for cash	230,000	23	252,977	253,000			253,000
12/28/00 issuance of common stock for debt	10,000,000	1,000	4,999,000	5,000,000			5,000,000
Net profit (loss) for year ended
December 31, 2000 - as restated					(749,965)		(749,965)
Negative goodwill - gain on
acquisition TZF Jiangsu			3,333,103	3,333,103			3,333,103
Cumulative translation adjustment						4,383	4,383
Balance, December 31, 2000	35,897,309	3,590	15,225,943	15,229,533	(758,595)	4,383	14,475,321
1/1/01 capital contributed			177,946	177,946			177,946
12/31/01 capital contribution adjustment			(158,505)	(158,505)			(158,505)
12/31/01 cancellation of common stock	(398,804)	(40)	(406,394)	(406,434)			(406,434)
Net profit (loss) for year ended
December 31, 2001 - as restated					(1,077,531)		(1,077,531)
Cumulative translation adjustment						604	604
Balance, December 31, 2001	35,498,505	3,550	14,838,990	14,842,540	(1,836,126)	4,987	13,011,401
9/30/02 capital contribution adjustment			354,440	354,440			354,440
7/14/02 cancellation of common stock and
reduction in technology rights (Note 9(b)	(5,400,000)	(540)	(3,483,331)	(3,483,871)			(3,483,871)
12/31/02 capital contribution adjustment			79,917	79,917			79,917
Net profit (loss) for year ended December 31, 2002					(2,764,851)		(2,764,851)
Cumulative translation adjustment						50,114	50,114
Balance, December 31, 2002	30,098,505	3,010	11,790,016	11,793,026	(4,600,977)	55,101	7,247,150
3/31/2003 capital contribution adjustment			212,562	212,562			212,562
6/30/03 re: 2002 cancellation of common stock	(2,116,036)	(212)	212		--		--
Net profit (loss) for six months ended June 30, 2003					(1,292,492)		(1,292,492)
Cumulative translation adjustment						(207,875)	(207,875)
Balance, June 30, 2003	27,982,469	$2,798	$12,002,790	$12,005,588	$(5,893,469)	$(152,774)	$5,959,345

See Accompanying Notes and Independent Accountants' Review Report

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(In U.S. Dollars)

(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on September 15, 1998, as Sabai Sabai Enterprises, Corp., and on May 25, 2000, changed its name to T.Z.F. International Investments, Inc.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, T.Z.F. International Herbs Investment Inc. ("The BC Company), and Tianan Investment Limited (and its wholly-owned subsidiary Tianan Pharmacy (Xiamen) Co. Ltd.) ("Tianan"), and TZF International Herbs (Jiangsu) Co. Ltd. ("TZF Jiangsu" and Shenzhen Tianzhifu Network Technology Ltd. ("TZF Shenzhen"). All intercompany transactions and balances have been eliminated.

Basis of presentation

These consolidated financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States ("USGAAP).

Development stage company

The consolidated financial statements of the Company to December 31, 2001 were prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises", which included cumulative figures for the statement of operations and cash flows from the date of inception on September 15, 1998 to December 31, 2001. Commencing January 1, 2002, the Company is not considered to still be a development stage company and, accordingly, the figures from date of inception are not disclosed for the current period or in the comparative figures.

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

June 30, 2003

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

Restatement of figures in previous quarter ended March 31, 2003

Selling expenses of $816,590 disclosed for the quarter ended March 31, 2003 included bad debts of $481,330, which are now disclosed separately in the statement of operations for the six months ended June 30, 2003.

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

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

June 30, 2003

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

Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2003 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

June 30, 2003

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

An analysis of the changes in the cumulative currency translation adjustment as disclosed as part of stockholders' equity, is as follows:

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(In U.S. Dollars)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

		Six Months Ended
		June 30,
	2003	2002
Balance, Beginning of period	$55,101	$4,987
Change during the period	(207,875)	--
Balance, End of period	$(152,774)	$4,987

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

Inventories

The inventories are recorded at the lower of cost or market. As at June 30, 2003 the inventories total $1,553,786 (June 30, 2002 - $1,779,742) (see note 6).

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

Shipping and Handing Fees and Costs

In September 2000, the Financial Accounting Standards Board Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, be classified as revenue. The Company historically has netted shipping charges to customers with shipping and handling costs, which are included in operating expenses in the Statements of Operations. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company adopted the consensus in the Issue in fiscal 2001.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(In U.S. Dollars)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Segmented Information

The Company's identifiable assets as at June 30, 2003, on a consolidated basis, are located in the following countries:

Canada	$589,594
China	12,694,458
United States	4,386
$13,288,438

Note 3. CASH AND CASH EQUIVALENTS

The total for cash and equivalents as at June 30, 2003, is made up as follows:

	TZF US	The BC		TZF	TZF
	Company	Company	Tianan	Jiangsu	Shenzhen	Total

Total	$4,386	$9,669	$170,161	$364,719	$363,426	$912,361

Note 4. ACCOUNTS RECEIVABLE

The accounts receivable balance as at June 30, 2003, is made up as follows:

	TZF US	The BC		TZF	TZF
	Company	Company	Tianan	Jiangsu	Shenzhen	Total

Accounts receivable, trade	$0	$2,222	$314,809	$964,079	$3,254	$1,284,364
Accounts receivable, other	0	6,750	756,372	91,580	549,105	1,403,807
Total	$0	$8,972	$1,071,181	$1,055,659	$552,359	$2,688,171

Note 5. PREPAID EXPENSES AND DEPOSITS

The balance of prepaid expenses and deposits as at June 30, 2003 is made up as follows:

	The BC		TZF
	Company	Tianan	Shenzhen	Total

Total	$5,939	$0	$1,126	$7,065

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(In U.S. Dollars)

(Unaudited)

Note 6. INVENTORIES

The inventories as at June 30, 2003, are made up as follows:

	The BC		TZF	TZF
	Company	Tianan	Jiangsu	Shenzhen	Total

Total	$0	$188,404	$1,024,433	$340,949	$1,553,786

Note 7. FIXED ASSETS

The totals for fixed assets and accumulated depreciation as at June 30, 2003, are made up as follows:

(a) Fixed Asset Schedule by Category

	The BC		TZF	TZF
Cost	Company	Tianan	Jiangsu	Shenzhen	Total
Computer equipment	$14,364	$	$		$$14,364
Office equipment	14,286				14,286
Property, plant and equipment		2,336,924	5,359,021	220,488	7,916,433
Total	$28,650	2,336,924	5,359,021	220,488	7,945,083
Accumulated Depreciation
Computer equipment	9,875				9,875
Office equipment	8,119				8,119
Property, plant and equipment		888,662	223,196	42,224	1,154,082
Total	17,994	888,662	223,196	42,224	1,172,076
Net Book Value
Computer equipment	4,489				4,489
Office equipment	6,167				6,167
Property, plant and equipment	0	1,448,262	5,135,825	178,264	6,762,351
Total	$10,656	$1,448,262	$5,135,825	$178,264	$6,773,007

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(In U.S. Dollars)

(Unaudited)

Note 7. FIXED ASSETS (Cont'd)

(b) Fixed Asset Schedule by Company

Fixed Assets		Additions /		Accumulated	Net
	Balance	(Deductions)	Balance	Depreciation &	Balance
	12/31/02	01/01-06/30/03	06/30/03	Amortization	06/30/03

Tianan	$2,334,558	$2,366	$2,336,924	$888,662	$1,448,262
TZF Jiangsu	5,830,404	(471,383)	5,359,021	223,196	5,135,825
TZF Shenzhen	220,488	0	220,488	42,224	178,264
BC Company	51,466	(22,816)	28,650	17,994	10,656
Total	$8,436,916	$(491,833)	$7,945,083	$1,172,076	$6,773,007

Accumulated Depreciation and Amortization

		Depreciation
	Balance	and Amortization	Adjustment	Balance
	12/31/02	01/01-06/30/03	06/30/03	Amortization

Tianan	$843,237	$45,425		$888,662
TZF Jiangsu	125,956	97,240		223,196
TZF ShenZhen	30,949	11,275		42,224
BC Company	37,450	3,360	(22,816)	17,994
Total	$1,037,592	$157,300	$(22,816)	1,172,076

Note 8. GOODWILL

As at June 30, 2003, goodwill is made up as follows:

		TZF
	Tianan	Shenzhen	Total

Goodwill on acquisitions	$147,177	$1,059,377	$1,206,554
Deduct: Goodwill impairment
in year ended December 31, 2002	--	(1,059,377)	(1,059,377)
Balance as at June 30, 2003	$147,177	$0	$147,177

The goodwill will be evaluated at each reporting period as to any possible impairment. The anticipated earnings of Tianan justify the goodwill of $147,177. Based on FAS-142, par. 18, goodwill is not amortized and is tested for impairment at a level of reporting referred to as a reporting unit. Accordingly, the goodwill incurred by TZF Shenzhen of $1,059,377 was written off in the year ended December 31, 2002 as goodwill impairment. There is no goodwill impairment during the first six months of 2003.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(In U.S. Dollars)

(Unaudited)

Note 9. INTANGIBLE ASSETS

Summary of Intangible Assets

		Depreciation
	Balance	(First Six	Balance
	12/31/02	Months of 2003)	06/30/2003

Deferred costs - (a) Below	$100,560	$52,642	$47,918
Technology rights - (b) Below	554,358	0	554,358
Total	$654,918	$52,642	$602,276

(a) Deferred Costs

As at June 30, 2003, deferred costs are as follows:

	12/31/02		Depreciation
		TZF	First six months	Balance
	Tianan	Shenzhen	of 2003	06/30/2003
Website development - to be amortized over
30 months after completion of the Website		$$67,809	$30,446	$37,363
New product development costs	32,751		22,196	10,555
	$32,751	$67,809	$52,642	$47,918

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

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(In U.S. Dollars)

(Unaudited)

Note 10. ACCOUNTS PAYABLE AND ACCRUED

Details of the total of accounts payable and accrued as at June 30, 2003, are as follows:

	TZF US	The BC		TZF	TZF
	Company	Company	Tianan	Jiangsu	Shenzhen	Total

Total		$$1,897	$157,150	$1,556,243	$894,550	$2,609,840

Note 11. RELATED PARTY TRANSACTIONS

The amount of $2,606,292 represents loans to the Company from related parties as at June 30, 2003, is unsecured, non interest bearing, with no specific terms of repayment.

Note 12. BANK LOANS

Details of bank loans as at June 30, 2003, are as follows:

a) TZF Jiangsu

As at June 30, 2003, TZF Jiangsu has bank loans, as follows, secured by its assets:

		Principal
	Period of	Chinese	Equivalent to	Interest
	Loan	RMB	US$	Rate/Monthly

Industries and Commerce Bank of Jianhu, China	8/6/02-8/5/03	9,560,000	1,155,985	0.57525%

b) TZF Tianan

As at June 30, 2003, TZF Tianan has bank loans, as follows, secured by its assets:

		Principal
	Period of	Chinese	Equivalent to	Interest
	Loan	RMB	US$	Rate/Monthly

Fujian Xingye Bank, Xiamen, China	7/25/02 - 7/24/03	4,500,000	544,136	0.48675%

Management of the company proposes to apply for renewal of these loans prior to their due date.

Summary of the above Bank loans payable at June 30, 2003:

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(In U.S. Dollars)

(Unaudited)

Note 12. BANK LOANS (Cont'd)

		TZF
	Tianan	Jiangsu	Total

Fujian Xingye Bank, Xiamen, China	$544,136		$$544,136
Industries and Commerce Bank of Jianhu, China		1,155,985	1,155,985
Total	$544,136	$1,155,985	$1,700,121

Note 13. LONG-TERM LIABILITIES

The long-term debt of $128,779 represents unsecured, non-interest bearing long-term accounts payable owing by Second Pharmacy, with payment deferred.

Note 14. INCOME TAXES

(a) The most recent Federal Income Tax filing for the Company for the US was for the year ended December 31, 2001, disclosing no income taxes payable to the US Internal Revenue Service.

(b) The BC Company has filed Federal Income Tax Returns for the years ended December 31, 1999, 2000, 2001 and 2002. To December 31, 2002, the BC Company had an accumulated loss with no income taxes payable.

(c) The income tax incurred for the Chinese subsidiary company -- Tianan is of $8,922.

(d) No deferred tax is recorded as an asset at June 30, 2003 as it is offset by a provision, due to uncertainty of utilization of the tax losses.

Note 15. LEASE OBLIGATIONS

Lease of Premises

The Company entered into a lease for offices with Burrard International Holdings Inc. for two years for monthly rent and costs of CAD$3,059, that commenced on September 1, 2002. The last months rent due at the time of signing has been paid and is recorded as prepaid expense and deposit at June 30, 2003.

Commitment for future lease payments is as follows:

Total

01/07/03-12/31/03	$18,354
2004 (8 months)	$24,472

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(In U.S. Dollars)

(Unaudited)

Note 16. PENSION AND EMPLOYMENT LIABILITIES

The Company has liabilities which are deferred as at June 30, 2003, for pension, post-employment benefits or post-retirement benefits in Shenzhen in the amount of $11,987. The Company recorded $212,562 for pension, post-employment benefits or post-retirement benefits in Tianan, and Management has determined that there is no further obligation and, accordingly, the amount has been added to additional Paid in Capital during the quarter ended March 31, 2003.

Note 17. LAWSUITS (See Note 21 - Subsequent Events)

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

Note 18. OPERATIONS OF SUBSIDIARY COMPANIES

Details of the operating figures for the Company and the four subsidiary companies for the six-month ended June 30, 2003, extracted from the applicable financial statements of those companies, are as follows:

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

(A Nevada Corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(In U.S. Dollars)

(Unaudited)

Note 18. OPERATIONS OF SUBSIDIARY COMPANIES (Cont'd)

	TZF US	The BC		TZF	TZF
	Company	Company	Tianan	Jiangsu	Shenzhen	Total
Revenue
Sales	$0	$0	$528,576	$1,054,554	$50,299	$1,633,429
Cost of sales	0	0	200,838	863,047	37,267	1,101,152
Gross profit		0	327,738	191,507	13,032	532,277
Other income (expense)		0	7,668	2,395	26,986	37,049
		0	335,406	193,902	40,018	569,326
Selling expenses		323,234	134,104	162,102	619,440
Administration costs	23,584	239,467	51,663	165,206	65,275	545,195
Financial expenses	218	61	14,389	45,263	(43)	59,888
Depreciation and amortization		3,360	45,425	97,240	11,275	157,300
Amortization of intangible assets			22,196		30,446	52,642
Bad debts			481,330			481,330
	23,802	242,888	938,237	441,813	269,055	1,915,795
Profit (Loss) before
income taxes	(23,802)	(242,888)	(602,831)	(247,911)	(229,037)	(1,346,469)
Income taxes			8,922			8,922
Net profit (loss)
from operations	(23,802)	(242,888)	(611,753)	(247,911)	(229,037)	(1,355,391)
Minority interest					(62,899)	(62,899)
Net profit (loss)
for the period	$(23,802)	$(242,888)	$(611,753)	$(247,911)	$(166,138)	$(1,292,492)

Note 19. LIABILITY - MINORITY INTEREST -- $272,074

There is a liability for a minority interest of 40% in TZF ShenZhen; two individuals hold a total of 7%, and one company holds 33%.

Note 20. LONG-TERM INVESTMENT

On April 8, 2003, all stockholders of TZF ShenZhen made an investment resolution to invest $604,595 (RMB5,000,000) to set up a new company named ShenZhen TZF Pharmacy Co., Ltd. This amount is disclosed as a long-term investment in these financial statements, and in future at its inception of operations it will be consolidated with TZF ShenZhen and TZF International Investments, Inc.

Note 21. SUBSEQUENT EVENTS

The Company is subsequently negotiating settlement of the lawsuits as outlined in Note 17 (above).

Item 2. Management's Discussion and Analysis.

FORWARD-LOOKING STATEMENTS

You should read the following discussion of our financial condition and results of operations together with the consolidated interim unaudited financial statements and the notes to consolidated unaudited financial statements included elsewhere in this filing. Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the risk factors that are included at page 27 of this quarterly report.

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

Results of Operations for the Three-Month Periods ended June 30, 2003 and June 30, 2002

Assets and Liabilities

Our consolidated assets decreased $5,968,104 from $19,256,542 as at June 30, 2002 to $13,288,438 as at June 30, 2003, reflecting a decrease in current assets of $2,046,910 and goodwill write off of $1,059,377 at December 31, 2002. Also, $481,330 of prepaid expenses and deposits were written off at March 31, 2003 due to the loss of the advanced payment by one of our subsidiaries, Tianan, to some farmers, who grew Linzhi, the raw material for one of the Tianan's key products, because of the bad weather (the reason for the advanced payment to the Linzhi farm is to reduce the purchase cost of the raw material from the market) and some unrecoverable receipts because of the rebate in sales in year 2001.

We had deferred liabilities of $212,562 in our subsidiary, Tianan, for pension and related benefits that were accumulated to December 21, 2000, the date of acquisition, and unchanged as at December 31, 2002. However, our management has determined that there is no further liability and has added this amount to paid in capital. There is $11,987 of pension and related benefit liabilities in our ShenZhen subsidiary as at June 30, 2003.

Our debt-to-total-capital ratio was 53% at June 30, 2003 versus 22.7% at June 30, 2002, assuming that the deferred liabilities are treated as debt. Accordingly, the debt-to-total-capital ratio is calculated defining "debt" as short term borrowing (current liabilities), long term debt and deferred liabilities. Total capital is defined as debt, plus stockholders' equity. The debt ratio has increased during this quarter because of the decreased assets resulting from the above mentioned write-offs.

Goodwill And Intangible Assets

The goodwill will be evaluated on a continuous basis as to any possible impairment. In the opinion of our management, the operations of Tianan justify the goodwill of $147,177. And goodwill of ShenZhen of $1,059,377 was written off as a test for goodwill impairment as at the year ended December 31, 2002, following FASB-142, revealed that the goodwill had been impaired and should be written down by $1,059,377. Other intangible assets, represented by deferred costs and technology rights, that net $147,177 as at the period ended June 30, 2003, will also continue to be evaluated periodically, in subsequent reporting periods.

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

Sales and Net Loss

The consolidated net loss was $(270,592) for the quarter ended June 30, 2003 as compared to a net loss of $(624,030) for the quarter ended June 30, 2002. Sales for the three-month period ended June 30, 2003 were $841,103, compared to $1,022,919 for the three-month period ended June 30, 2002 representing a 17.8% decrease.

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

Since inception through June 30, 2003, we have incurred aggregate net losses of $(5.9) million. The losses were primarily incurred as a result of the write-offs in goodwill as the goodwill impairment, the write-offs of the bad debts or account receivables, and the increased operating cost due to the regulatory requirements in China. We believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses.

Cost of sales and Operating Expenses

Total operating costs were $590,223 for the quarter ended June 30, 2003 and $1,097,588 for the quarter ended June 30, 2002. The total operating costs decreased from 107% of sales in the quarter ended June 30, 2002 to 70% of sales in the quarter ended June 30, 2003, mainly due to the decrease of bad debts. Also, $481,330 of prepaid expenses and deposits were written off at June 30, 2003 and we incurred $0 of amortization of intangible assets in the quarter ended June 30, 2003.

Sales & Marketing

Our sales and marketing costs consist primarily of office costs, wages and salaries and lease expenses in sales departments, advertising and promotion, and unrecoverable advances to customers. Total costs were $284,180 and $185,928 for the three-month periods ended June 30, 2003 and June 30, 2002 respectively, representing an increase of $98,252 or 53%.

The increase of $98,252 in sales and marketing expense is a result of increasing the cost of promotion and marketing at June 30, 2003.

General and Administrative

Our general and administrative costs consist primarily of wages and salaries, lease expenses, travel expenses, union fees, training fee, in administrative departments. General and administrative costs were $192,532 and $148,113 for the three month periods ended June 30, 2003 and June 30, 2002 respectively, representing an increase of $44,419 or 30% in our general and administrative costs.

The increase of $44,419 in general and administrative costs between the three month periods ended June 30, 2003 and 2002, is a result of the increase in wages and salaries, travel expenses and the training cost because of the increase of employees in TZF Health Food Co. Ltd.

Depreciation and Amortization

Our depreciation and amortization expense consist primarily of depreciation of property, plant and equipment in subsidiary companies in China. Depreciation and amortization expenses were $84,157 and $162,137 for the three month periods ended June 30, 2003 and June 30, 2002 respectively, representing a decrease of $77,980 or 48%.

The decrease of $77,980 in depreciation and amortization expenses between the three month periods ended June 30, 2003 and 2002, is due to the decrease of the total assets because of the write-off of the intangible assets ad the increase of the fixed assets disposal during the period.

Results of Operations for the Six-Month Periods ended June 30, 2003 and June 30, 2002

Sales and Net Loss

The consolidated net loss was $(270,592) for the quarter ended June 30, 2003 as compared to a net loss of $(624,030) for the quarter ended June 30, 2002. Sales for the six-month period ended June 30, 2003 were $1,633,429, compared to $2,071,669 for the six-month period ended June 30, 2002 representing a decrease of $438,240 or 21%.

The decrease of the sales was due to the process of being certified by Goods Manufacture Practice for the two pharmaceutical companies, which affected the normal operations and increased the cost of production and other expenses. However, being certified by Goods Manufacture Practic will strengthen the competitive ability, increase the efficiency and quality of the production, and most importantly Goods Manufacture Practice certification is a must for all the manufactures of medicines products in China.

Since inception through June 30, 2003, we have incurred aggregate net losses of $(5.9) million. The losses were primarily incurred as a result of the write-offs in goodwill as the goodwill impairment, the write-offs of the bad debts or account receivables, and the increased operating cost due to the regulatory requirements in China. We believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses.

Cost of sales and Operating Expenses

Total operating costs were $1,915,795 for the six months ended June 30, 2003 and $1,440,874 for the six months ended June 30, 2002. The total operating costs increased from 69.6% of sales in the six months ended June 30, 2002 to 117% of sales in the six months ended June 30, 2003, mainly due to the increase of the expenses related to the GMP approval and increasing competition in the market. Also, $481,330 of prepaid expenses and deposits were written off at June 30, 2003 and we incurred $209,942 of amortization of intangible assets in the six months ended June 30, 2003.

Sales & Marketing

Our sales and marketing costs consist primarily of office costs, wages and salaries and lease expenses in sales departments, advertising and promotion, and unrecoverable advances to customers. Total costs were $619,440 and $296,122 for the six month periods ended June 30, 2003 and June 30, 2002 respectively, representing an increase of $409,498 or 138%.

The increase of $409,498 in sales and marketing expense is a result of recording the loss of the advanced payment of $481,330 as the prepaid expenses, writing-off the rebate amount in sales and increasing the cost of promotion and marketing at June 30, 2003.

General and Administrative

Our general and administrative costs consist primarily of wages and salaries, lease expenses, travel expenses, union fees, training fee, in administrative departments. General and administrative costs were $545,195 and $293,410 for the six month periods ended June 30, 2003 and June 30, 2002 respectively, representing an increase of $251,785 or 85.8% in our general and administrative costs.

The increase of $251,785 in general and administrative costs between the six-month periods ended June 30, 2003 and 2002, is a result of the renovation of office space for TZF Shenzhen, the increase in wages and salaries, travel expenses and the training cost because of the increase of employees in TZF Health Food Co. Ltd.

Depreciation and Amortization

Our depreciation and amortization expense consist primarily of depreciation of property, plant and equipment in subsidiary companies in China. Depreciation and amortization expenses were $209,942 and $249,934 for the six month periods ended June 30, 2003 and June 30, 2002 respectively, representing a decrease of $39,992 or 16%.

The decrease of $39,992 in depreciation and amortization expenses between the six-month periods ended June 30, 2003 and 2002, is a result of the deduction of the total assets because of the write-off of the intangible assets and the increase of the fixed assets disposal during the period.

Liquidity and Capital Resources

As of June 30, 2003, we had $912,361 in cash and cash equivalents and a working capital deficiency of $1,754,870 compared to $408,856 in cash and cash equivalents and a working capital deficiency of $1,010,800 as at March 30, 2003. Working capital, represented by current assets less current liabilities, decreased in the second quarter of 2003 by $744,070.

Our working capital ratio was 0.7:1 at June 30, 2003 and 1.8:1 at June 30, 2002. The quick ratio represented by the total of cash and cash equivalents and accounts receivable, versus total current liabilities (excluding amounts due to related parties), was 0.8:1 at June 30, 2003 and 1.1:1 at June 30, 2002.

Operating Activities

Our operating activities resulted in net cash outflows of $958,746 for the quarter ended June 30, 2003 as compared to net cash inflows of $763,842 for the quarter ended June 30, 2002.

The operating cash outflows for the quarter ended June 30, 2003 resulted from the reduction of accounts payable and accrued of $994,404 and operating expenses of $1,915,795. Cash increased by $504,005 during the second quarter, from $408,356 at March 30, 2003 to $912,361 at June 30, 2003.

Cash flow for the comparative quarter ended June 30, 2002 of $763,842 was utilized for operations, $350,224 used for investing activities, and $543,865 utilized in financing activities. Cash increased by $504,005 during the quarter, from $408,356 at March 31, 2002, to $912,361 at June 30, 2002.

Investing Activities

There was an investment of $604,595 and an increase of fixed assets disposal of $469,017 for the quarter ended June 30, 2003. Investing activities resulted in net cash outflows of $135,578 for the six-month period ended June 30, 2002 and funds were invested in the purchase of fixed assets of $604,595 for the quarter ended June 30, 2002.

Financing Activities

Financing activities resulted in net cash inflows of $1,493,298 for the six month period ended June 30, 2003 which represents the increase of the debt to related parties of $1,506,752. Financing activities for the quarter ended June 30, 2002 reflect mainly the increase of the debt to related parties of $1,609,574. We have no existing bank loans at June 30, 2003 as compared to bank loans of $749,698 at June 30, 2002.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on the revenues from the sales of products manufactured by our subsidiaries, Tianan and TZF Jiangsu, and upon the sales of the products of other brands.

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

As at June 30, 2003, we had a working capital deficiency of $1,754,870, the majority of which consisted of the loan from our principal shareholder and which we can negotiate to a longer repayment term. We do not anticipate that we will have to incur any additional capital expenditures during the year ended December 31, 2003 other than as projected above. If we are able to generate our anticipated revenues of $3,800,000 over the next twelve months, then we will require $320,000 to satisfy our budgeted expenses as set forth above. We anticipate that we will have to raise additional cash of a minimum of $600,000 no later than September 30, 2003, to provide us with approximately $800,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

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

Since inception through June 30, 2003, we have incurred aggregate net losses of $(5,893,469). Our loss from operations for the fiscal year ended December 31, 2002 was $(1,938,277). We also incurred a loss from operations for each of the years ended December 31, 2001 and 2000. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

No reports on Form 8-K were filed for the quarter ended June 30, 2003.

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

3.1 Articles of Incorporation as Amended (incorporated by reference form our Registration Statement on Form 10-SB filed, on August 21, 2000).

3.2 Bylaws (incorporated by reference form our Registration Statement on Form 10-SB filed, on August 21, 2000).

(4) Instruments Defining The Rights of Security Holders Including Indentures

4.1 Specimen Common Stock Certificate (incorporated by reference form Registration Statement on Form 10-SB filed, on August 21, 2000).

(21) Subsidiaries of our Company

ShenZhen Tianzifu Network Technology, Ltd. (incorporated in China)

T.Z.F. International Herbs Investment, Inc. (incorporated in Canada)

T.Z.F. International Herbs (Jiangsu) Co., Ltd. (incorporated in China)

Tian'an Pharmacy (Xiamen) Co., Ltd. (incorporated in China)

(31) Section 302 Certifications

31.1 Section 302 Certification.

31.2 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

32.2 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.Z.F. INTERNATIONAL INVESTMENTS, INC.

By:

/s/ Xin Chen

Xin Chen, President and Chairman
(Principal Executive Officer)

Date: August 19, 2003

By:

/s/ Ruirong Zhang

Ruirong Zhang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 19, 2003